Form 10-Q
period 2007-03-31
Pregis Holding II CORP
filed 2007-05-15
CIK 1344494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-130353-04
Pregis Holding II Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	20-3321581 (I.R.S. Employer Identification No.)

1650 Lake Cook Road, Deerfield, IL (Address of principal executive offices)	60015 (Zip Code)
Registrant’s telephone number, including area code: (847) 597-2200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of March 31, 2007.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$71,436	$45,667
Accounts receivable
Trade, net of allowances of $4,089 and $4,055, respectively	144,657	142,472
Other	4,733	2,535
Inventories, net	96,554	92,196
Deferred income taxes	3,921	3,951
Due from Pactiv	14,393	14,735
Prepayments and other current assets	7,921	8,221

Total current assets	343,615	309,777
Property, plant and equipment, net	265,678	270,646
Other assets
Goodwill	134,919	135,232
Intangible assets, net	46,184	47,139
Deferred financing costs, net	10,805	11,271
Due from Pactiv, long-term	13,213	10,922
Other	12,507	12,045

Total other assets	217,628	216,609

Total assets	$826,921	$797,032

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,924	$1,854
Accounts payable	97,998	78,557
Accrued income taxes	17,867	16,091
Accrued payroll and benefits	15,915	19,356
Accrued interest	11,005	6,308
Other	18,949	20,093

Total current liabilities	163,658	142,259

Long-term debt	455,939	453,463
Deferred income taxes	35,209	34,717
Long-term income tax liabilities	9,955	6,939
Pension and related liabilities	9,360	9,039
Other	6,086	6,355
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	149,180	149,101
Accumulated deficit	(9,562)	(11,809)
Accumulated other comprehensive income	7,096	6,968

Total stockholder’s equity	146,714	144,260

Total liabilities and stockholder’s equity	$826,921	$797,032

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Net sales	$239,017	$225,391
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	177,819	175,035
Selling, general and administrative	31,982	30,089
Depreciation and amortization	12,676	12,636

Total operating costs and expenses	222,477	217,760

Operating income	16,540	7,631
Interest expense	11,261	9,967
Interest income	(47)	(56)
Foreign exchange gain, net	(573)	(636)

Income (loss) before income taxes	5,899	(1,644)
Income tax expense	3,652	274

Net income (loss)	$2,247	$(1,918)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income (loss)	$2,247	$(1,918)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	12,676	12,636
Deferred income taxes	974	(1,634)
Unrealized foreign gain	(604)	(653)
Amortization of deferred financing costs	535	608
Stock compensation expense	79	49
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(5,075)	(9,730)
Inventories, net	(3,721)	(2,654)
Prepayments and other current assets	317	(474)
Accounts payable	18,592	(2,210)
Accrued taxes	4,537	147
Accrued interest	4,698	2,377
Other current liabilities	(4,794)	(1,342)
Other, net	(271)	142

Cash provided by (used in) operating activities	30,190	(4,656)

Investing activities
Capital expenditures	(5,099)	(4,791)
Proceeds from sale of assets	184	62
Purchase price adjustments on acquisition of Pregis businesses	—	(1,751)

Cash used in investing activities	(4,915)	(6,480)

Financing activities
Repayment of long-term debt	(443)	(426)
Other, net	296	26

Cash used in financing activities	(147)	(400)
Effect of exchange rate changes on cash and cash equivalents	641	755

Increase (decrease) in cash and cash equivalents	25,769	(10,781)
Cash and cash equivalents, beginning of period	45,667	54,141

Cash and cash equivalents, end of period	$71,436	$43,360

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, unless otherwise noted)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
     Pregis Corporation (“Pregis”) is an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. Pregis operates through four reportable segments: Protective Packaging, Flexible Packaging, Hospital Supplies, and Rigid Packaging.
     On October 13, 2005, Pregis, pursuant to a Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) with Pactiv Corporation (“Pactiv”) and certain of its affiliates, acquired the outstanding shares of capital stock of Pactiv’s subsidiaries comprising its global protective packaging and European specialty packaging businesses (the “Acquisition”). The adjusted purchase price for the Acquisition was $559.7 million, including direct costs of the acquisition of $15.7 million, pension plan funding of $20.1 million, and certain post-closing adjustments. The Stock Purchase Agreement also indemnifies the Company for payment of certain liabilities relating to the period prior to the Acquisition (the “predecessor period”). Indemnification amounts for recorded liabilities, which primarily relate to predecessor period income tax liabilities, are reflected in the balance sheet as amounts due from Pactiv.
     Pregis Corporation, along with Pregis Holding II Corporation (“Pregis Holding II” or the “Company”) and Pregis Holding I Corporation (“Pregis Holding I”), were formed by AEA Investors LLC and its affiliates (the “Sponsors”) for the purpose of consummating the Acquisition.
Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year. The unaudited interim financial statements included herein should be read in conjunction with the audited consolidated and combined financial statements and notes thereto for Pregis Holding II Corporation for the year ended December 31, 2006, included in Pregis’s registration statement on Form S-4 filed with the SEC.
     Separate financial statements of Pregis Corporation are not presented since the floating rate senior secured notes due April 2013 and the 12.375% senior subordinated notes due October 2013 issued by Pregis Corporation are fully and unconditionally guaranteed on a senior secured and senior subordinated basis, respectively, by Pregis Holding II and all existing domestic subsidiaries of Pregis Corporation and since Pregis Holding II has no operations or assets separate from its investment in Pregis Corporation (see Note 14).

2. INVENTORIES
     The major components of net inventories are as follows:

	March 31,	December 31,
	2007	2006
Finished goods	$50,874	$44,895
Work-in-process	16,110	15,676
Raw materials	26,123	28,287
Other materials and supplies	3,447	3,338

	$96,554	$92,196

3. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill balances by reportable segment, for the three months ended March 31, 2007, are as follows:

	December 31,	Foreign Currency	Other	March 31,
Segment	2006	Translation	Adjustments	2007
Protective Packaging	$83,112	$(213)	$(558)	$82,341
Flexible Packaging	14,149	118	—	14,267
Hospital Supplies	29,296	396	—	29,692
Rigid Packaging	8,675	55	(111)	8,619

Total	$135,232	$356	$(669)	$134,919

     Other adjustments relate primarily to the expected use of deferred tax assets subject to valuation allowances established in purchase accounting.
     The Company’s other intangible assets are summarized as follows:

	Average	March 31, 2007		December 31, 2006
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$41,230	$5,191	$41,106	$4,496
Patents	10	486	85	483	76
Non-compete agreements	2	3,171	1,777	3,152	1,449
Software	3	1,171	585	1,068	447
Land use rights and other	32	1,484	373	1,477	298
Intangible assets not subject to amortization:
Trademarks and trade names		6,653	—	6,619	—

Total		$54,195	$8,011	$53,905	$6,766

     Amortization expense related to intangible assets totaled $1,174 and $903 for the three months ended March 31, 2007 and 2006, respectively.

4. DEBT
     The Company’s long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$86,680	$86,900
Term B-2 facility, due October, 2012	89,472	88,645
Senior secured notes, due April, 2013	133,580	132,010
Senior subordinated notes, due October, 2013, net of discount of $2,441 at March 31, 2007 and $2,501 at December 31, 2006	147,559	147,499
Other	572	263

Total debt	457,863	455,317
Less: current portion	(1,924)	(1,854)

Long-term debt	$455,939	$453,463

     For the three months ended March 31, 2007 and 2006, the revaluation of the Company’s euro-denominated senior secured notes and Term B-2 facility resulted in unrealized foreign exchange losses of $2,624 and $4,565, respectively. These unrealized losses have been offset by unrealized gains of $3,243 and $5,586 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the three months ended March 31, 2007 and 2006, respectively. These amounts are included net within foreign exchange gains in the Company’s statement of operations.
5. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
     In order to manage its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt, in November, 2005 the Company entered into an interest rate swap arrangement to swap a notional amount of 65.0 million euros from EURIBOR-based floating rates to fixed rates over the period of January 2006 to January 2010. The swap arrangement was designated as a cash flow hedge. Changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in other comprehensive income (OCI) until the underlying transaction is recorded. The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense. For the three months ended March 31, 2007, the swap resulted in a reduction to interest expense of $98. At March 31, 2007 and December 31, 2006, the fair value of this instrument was estimated to be an asset of $1,637 and $1,466, respectively, based on quoted market prices. The fair value is reported within other assets in the Company’s balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At March 31, 2007, the fair value of the Company’s senior secured notes and senior subordinated notes was estimated to be $135,918 and $164,438, respectively, based on quoted market prices.

6. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands, and three small, defined benefit pension plans covering certain current or former employees of its German businesses.
     The components of net periodic pension cost for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Service cost of benefits earned	$851	$731
Interest cost on benefit obligations	1,308	1,097
Expected return on plan assets	(1,578)	(1,257)

Net periodic pension cost	$581	$571

7. INCOME TAXES
     Effective January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. The Company’s adoption of FIN 48 resulted in reclassification of certain tax liabilities from current to non-current and no significant cumulative impact to retained earnings. The Company also reclassified certain tax liability amounts in the December 31, 2006 balance sheet from current to non-current to be consistent with the 2007 presentation.
     As of March 31, 2007 and January 1, 2007, the Company had non-current liabilities totaling $9,955 and $9,281 for unrecognized tax benefits, of which $2,065 and $1,391 would affect the effective tax rate, if recognized. Included within the Company’s liabilities for unrecognized tax benefits at March 31, 2007 and January 1, 2007 is $7,890 subject to indemnification under the Stock Purchase Agreement with Pactiv. The indemnified amounts are included within the amounts due from Pactiv.
     The Company accounts for interest and penalties related to income tax matters in income tax expense. For the three months ended March 31, 2007, the amount of interest and penalties recorded in income tax expense was insignificant. As of March 31, 2007 and January 1, 2007, the total amount of accrued interest and penalties recorded in the Company’s balance sheet was $3,314, of which $3,312, is subject to indemnification under the Stock Purchase Agreement.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. The U.S. federal income tax returns for the years 2003 through 2006 are subject to potential examination by the Internal Revenue Service. The Company is currently subject to examination in Germany for the years 1999 to 2003. The Company remains subject to potential examination in Germany for the years 2002 to 2006, Belgium for the years 2004 to 2006, the United Kingdom for the years 2005 to 2006, and Italy for the years 2003 to 2006. Income tax liabilities relating to pre-acquisition periods are indemnified by Pactiv under the Stock Purchase Agreement.

     It is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease within the next twelve months; however, the Company does not expect such increases or decreases to be significant.
     The Company’s effective tax rates were 61.9% and 16.7% for the three months ended March 31, 2007 and 2006, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Three Months Ended March 31,
	2007	2006
U.S. federal income tax rate	35.00%	(35.00)%
Changes in income tax rate resulting from:
Foreign rate differential	0.43	(14.39)
State and local taxes on income, net of U.S. federal income tax benefit	1.48	(9.37)
Non-deductible interest expense	11.42	—
Valuation allowance	11.71	70.47
Other	1.87	4.96

Income tax expense	61.91%	16.67%

8. RELATED PARTY TRANSACTIONS
     In connection with the Acquisition, the Company entered into a management agreement with its Sponsors, who provide various advisory and consulting services. In each of the three months ended March 31, 2007 and 2006, the Company incurred expense of $375 related to fees under this agreement.
     During the three months ended March 31, 2007, the Company had sales to and purchases from affiliates of AEA Investors LLP totaling $870 and $1,566, respectively.
     Certain members of the Company’s management have purchased shares in Pregis Holding I through the Pregis Holding I Corporation Employee Stock Purchase Plan. As of March 31, 2007, management held 195.4 shares in Pregis Holding I, representing 1.3 % of Pregis Holding I’s issued and outstanding equity.
9. SEGMENT AND GEOGRAPHIC INFORMATION
     The Company’s operations are classified into four principal reportable segments, which are determined on the basis of the types of products produced by each segment. Separate management of each segment is required because each business unit is subject to different pricing, production, and marketing strategies. The Company’s segments are as follows:
     Protective Packaging – This segment manufactures, markets, sells and distributes protective packaging products in North America and Europe. Its protective mailers, air-encapsulated bubble products, sheet foam, engineered foam, inflatable airbag systems, honeycomb products and other protective packaging products are manufactured and sold for use in cushioning, void-fill, surface-protection, containment and blocking and bracing applications.
     Flexible Packaging – This segment produces customized barrier films and converted products for niche segments of the food, medical, and non-food markets in Europe and Egypt.

     Hospital Supplies – This segment manufactures and supplies a full range of customizable operating drape products, procedure packs, protection products and sterilization packaging for the health care industry in Europe.
     Rigid Packaging - This segment provides customized packaging products and solutions to the food and foodservice sectors in Europe.
     The Company’s Hexacomb product line has its own management and sales staff. However, the Hexacomb product line and other protective packaging product lines have product offerings that serve similar functions, undergo similar production processes, are marketed and distributed to like end users, and have comparable economic characteristics. Therefore, on the basis of these similarities, the Company has aggregated the Hexacomb product line with the rest of the protective packaging product lines to present one Protective Packaging reportable segment.
     Net sales by reportable segment for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
		(restated)
Protective Packaging	$156,765	$152,473
Flexible Packaging	42,661	38,025
Hospital Supplies	18,855	16,205
Rigid Packaging	21,998	20,195
Eliminations	(1,262)	(1,507)

Net sales	$239,017	$225,391

     The Company evaluates the performance of its segments based on segment operating income, which may be adjusted for transactions that the chief operating decision makers exclude in assessing business unit performance due primarily to their non-recurring and/or non-operational nature. Although such transactions may be excluded from the business segment results, they are included in reported consolidated earnings.
     The following table presents operating income by reportable segment and reconciles the total segment operating income to income (loss) before income taxes:

	Three Months Ended March 31,
	2007	2006
Segment operating income:
Protective Packaging	$14,211	$6,892
Flexible Packaging	3,271	3,402
Hospital Supplies	1,912	1,474
Rigid Packaging	320	236

Total segment operating income	19,714	12,004
Unallocated expenses	(3,174)	(4,373)

Operating income	16,540	7,631
Other income	573	636
Interest expense	(11,261)	(9,967)
Interest income	47	56

Income (loss) before income taxes	$5,899	$(1,644)

     Unallocated expenses represent the costs of support functions, including information technology, finance, human resources, legal and executive management. These expenses have not been allocated to the reporting segments for purposes of measuring their segment performance.
10. COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) and its components for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$2,247	$(1,918)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	21	481
Net change in fair value of hedging instrument	107	787

Comprehensive income (loss)	$2,375	$(650)

11. COMMITMENTS AND CONTINGENCIES
Legal matters
     The Company is party to legal proceedings arising from its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these proceedings, the Company’s management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position. However, actual outcomes may be different than expected and could have a material effect on the company’s results of operations or cash flows in a particular period.
Environmental matters
     The Company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Where it is probable that related liabilities exist and where reasonable estimates of such liabilities can be made, associated reserves are established. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs, the expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. However, management believes that any additional costs that may be incurred as more information becomes available will not have a material adverse effect on the Company’s financial position, although such costs could have a material effect on the Company’s results of operations or cash flows in a particular period.
Financing commitments
     At March 31, 2007, the Company had $8,119 of letters of credit outstanding under its senior credit facilities and other financing lines with local banks.

12. RECENT ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R). SFAS 158 requires an employer to recognize a plan’s funded status in its balance sheet, measure a plan’s assets and obligations as of the end of the employer’s fiscal year (with limited exceptions), and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. SFAS 158’s requirement to recognize the funded status of a benefit plan is effective for the Company as of December 31, 2007, while its measurement date provisions are effective from fiscal year ending December 31, 2008. The Company is currently assessing the impact SFAS 158 will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of January 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.
13. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION
     In connection with the Acquisition, Pregis Holdings II (presented as Parent in the following schedules), through its 100%-owned subsidiary, Pregis Corporation (presented as Issuer in the following schedules), issued senior secured notes and senior subordinated notes. The senior notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the senior subordinated notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by Pregis Holdings II and substantially all existing and future 100%-owned domestic restricted subsidiaries of Pregis Corporation (collectively, the “Guarantors”). All other subsidiaries of Pregis Corporation, whether direct or indirect, do not guarantee the senior secured notes and senior subordinated notes (the “Non-Guarantors”). The Guarantors also unconditionally guarantee the Company’s borrowings under its senior secured credit facilities on a senior secured basis.
     Additionally, the senior secured notes are secured on a second priority basis by liens on all of the collateral (subject to certain exceptions) securing Pregis Corporation’s new senior secured credit facilities. In the event that secured creditors exercise remedies with respect to Pregis and its guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by the first priority liens under the new senior secured credit facilities and any other first priority obligations.
     The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for Pregis Holding II on a consolidated basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below.

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
March 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$11,827	$—	$59,609	$—	$71,436
Accounts receivable
Trade, net of allowances	—	200	36,312	108,145	—	144,657
Affiliates	—	113,655	117,432	3,073	(234,160)	—
Other	—	—	208	4,525	—	4,733
Inventories, net	—	—	29,445	67,109	—	96,554
Deferred income taxes	—	219	2,802	900	—	3,921
Due from Pactiv	—	72	322	13,999	—	14,393
Prepayments and other current assets	—	2,485	1,469	3,967	—	7,921

Total current assets	—	128,458	187,990	261,327	(234,160)	343,615
Investment in subsidiaries and intercompany balances	146,714	591,325	—	—	(738,039)	—
Property, plant and equipment, net	—	—	90,217	175,461	—	265,678
Other assets
Goodwill	—	—	85,597	49,322	—	134,919
Intangible assets, net	—	—	20,452	25,732	—	46,184
Other	—	12,442	3,263	20,820	—	36,525

Total other assets	—	12,442	109,312	95,874	—	217,628

Total assets	$146,714	$732,225	$387,519	$532,662	$(972,199)	$826,921

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,778	$—	$146	$—	$1,924
Accounts payable	—	2,233	18,433	77,332	—	97,998
Accounts payable, affiliates	—	116,951	95,765	21,444	(234,160)	—
Accrued taxes	—	(17)	509	17,375	—	17,867
Accrued payroll and benefits	—	1,117	3,775	11,023	—	15,915
Accrued interest	—	11,002	—	3	—	11,005
Other	—	10	7,564	11,375	—	18,949

Total current liabilities	—	133,074	126,046	138,698	(234,160)	163,658
Long-term debt	—	455,513	—	426	—	455,939
Intercompany balances	—	—	185,944	275,954	(461,898)	—
Deferred income taxes	—	(5,213)	24,776	15,646	—	35,209
Other	—	2,137	4,367	18,897	—	25,401

Total stockholder’s equity	146,714	146,714	46,386	83,041	(276,141)	146,714

Total liabilities and stockholder’s equity	$146,714	$732,225	$387,519	$532,662	$(972,199)	$826,921

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$7,949	$37,718	$—	$45,667
Accounts receivable
Trade, net of allowances	—	—	39,270	103,202	—	142,472
Affiliates	—	66,505	75,303	3,697	(145,505)	—
Other	—	—	256	2,279	—	2,535
Inventories, net	—	—	32,465	59,731	—	92,196
Deferred income taxes	—	219	2,802	930	—	3,951
Due from Pactiv	—	72	—	14,663	—	14,735
Prepayments and other current assets	—	2,378	1,868	3,975	—	8,221

Total current assets	—	69,174	159,913	226,195	(145,505)	309,777
Investment in subsidiaries and intercompany balances	144,260	561,986	—	—	(706,246)	—
Property, plant and equipment, net	—	—	92,209	178,437	—	270,646
Other assets
Goodwill	—	—	85,597	49,635	—	135,232
Intangible assets, net	—	—	21,050	26,089	—	47,139
Other	—	12,737	3,320	18,181	—	34,238

Total other assets	—	12,737	109,967	93,905	—	216,609

Total assets	$144,260	$643,897	$362,089	$498,537	$(851,751)	$797,032

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,778	$—	$76	$—	$1,854
Accounts payable	—	—	21,660	56,897	—	78,557
Accounts payable, affiliates	—	40,659	88,433	16,413	(145,505)	—
Accrued taxes	—	55	545	15,491	—	16,091
Accrued payroll and benefits	—	—	9,046	10,310	—	19,356
Accrued interest	—	6,310	—	(2)	—	6,308
Other	—	496	7,817	11,780	—	20,093

Total current liabilities	—	49,298	127,501	110,965	(145,505)	142,259
Long-term debt	—	453,276	—	187	—	453,463
Intercompany balances	—	—	185,944	272,713	(458,657)	—
Deferred income taxes	—	(4,229)	23,334	15,612	—	34,717
Other	—	1,292	4,321	16,720	—	22,333

Total stockholder’s equity	144,260	144,260	20,989	82,340	(247,589)	144,260

Total liabilities and stockholder’s equity	$144,260	$643,897	$362,089	$498,537	$(851,751)	$797,032

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$86,447	$154,243	$(1,673)	$239,017
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	62,345	117,147	(1,673)	177,819
Selling, general and administrative	—	3,121	11,153	17,708	—	31,982
Depreciation and amortization	—	—	3,831	8,845	—	12,676

Total operating costs and expenses	—	3,121	77,329	143,700	(1,673)	222,477

Operating income (loss)	—	(3,121)	9,118	10,543	—	16,540
Interest expense	—	(1,512)	5,656	7,117	—	11,261
Interest income	—	(2)	—	(45)	—	(47)
Foreign exchange (gain) loss	—	(882)	(2)	311	—	(573)
Equity in income of subsidiaries	(2,247)	(2,697)	—	—	4,944	—

Income before income taxes	2,247	1,972	3,464	3,160	(4,944)	5,899
Income tax expense (benefit)	—	(275)	1,442	2,485	—	3,652

Net income	$2,247	$2,247	$2,022	$675	$(4,944)	$2,247

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$89,581	$137,265	$(1,455)	$225,391
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	71,101	105,389	(1,455)	175,035
Selling, general and administrative	—	425	14,585	15,079	—	30,089
Depreciation and amortization	—	—	4,839	7,797	—	12,636

Total operating costs and expenses	—	425	90,525	128,265	(1,455)	217,760

Operating income (loss)	—	(425)	(944)	9,000	—	7,631
Interest expense	—	(1,493)	5,693	5,767	—	9,967
Interest income	—	—	—	(56)	—	(56)
Foreign exchange (gain) loss	—	(1,131)	10	485	—	(636)
Equity in loss of subsidiaries	1,918	3,299	—	—	(5,217)	—

Income (loss) before income taxes	(1,918)	(1,100)	(6,647)	2,804	5,217	(1,644)
Income tax expense (benefit)	—	818	(2,076)	1,532	—	274

Net income (loss)	$(1,918)	$(1,918)	$(4,571)	$1,272	$5,217	$(1,918)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2,247	$2,247	$2,022	$675	$(4,944)	$2,247
Non-cash adjustments	(2,247)	(4,013)	5,273	9,703	4,944	13,660
Changes in operating assets and liabilities	—	37,413	(37,126)	13,996	—	14,283

Cash (used in) provided by operating activities	—	35,647	(29,831)	24,374	—	30,190

Investing activities
Capital expenditures	—	—	(1,557)	(3,542)	—	(5,099)
Proceeds from sale of assets	—	—	62	122	—	184

Cash used in investing activities	—	—	(1,495)	(3,420)	—	(4,915)

Financing activities
Intercompany activity	—	(23,377)	23,377	—	—	—
Repayment of long-term debt	—	(443)	—	—	—	(443)
Other, net	—	—	—	296	—	296

Cash used in (provided by) financing activities	—	(23,820)	23,377	296	—	(147)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	641	—	641

Increase (decrease) in cash and cash equivalents	—	11,827	(7,949)	21,891	—	25,769
Cash and cash equivalents, beginning of period	—	—	7,949	37,718	—	45,667

Cash and cash equivalents, end of period	$—	$11,827	$—	$59,609	$—	$71,436

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(1,918)	$(1,918)	$(4,571)	$1,272	$5,217	$(1,918)
Non-cash adjustments	1,918	3,642	2,171	8,492	(5,217)	11,006
Changes in operating assets and liabilities, net of effects of acquisitions	—	(15,946)	3,273	(1,071)	—	(13,744)

Cash (used in) provided by operating activities	—	(14,222)	873	8,693	—	(4,656)

Investing activities
Capital expenditures	—	—	(1,103)	(3,688)	—	(4,791)
Acquisition of Pregis businesses	—	(1,751)	—	—	—	(1,751)
Proceeds from sale of assets	—	—	—	62	—	62

Cash used in investing activities	—	(1,751)	(1,103)	(3,626)	—	(6,480)

Financing activities
Repayment of long-term debt	—	(426)	—	—	—	(426)
Other financing activities	—	—	—	26	—	26

Cash (used in) provided by financing activities	—	(426)	—	26	—	(400)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	755	—	755

Increase (decrease) in cash and cash equivalents	—	(16,399)	(230)	5,848	—	(10,781)
Cash and cash equivalents, beginning of period	—	16,410	10,814	26,917	—	54,141

Cash and cash equivalents, end of period	$—	$11	$10,584	$32,765	$—	$43,360

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This following discussion and analysis should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and in the Company’s audited financial statements for the fiscal year ended December 31, 2006, which are included in our registration statement on Form S-4 filed with the SEC.
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. All forward-looking statements, including, without limitation, management’s examination of historical operating trends and data are based upon our current expectations and various assumptions. We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.
     Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others:
•	risks associated with our substantial indebtedness and debt service;

•	increases in prices and availability of resin and other raw materials, our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our branded products;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	our ability to meet future capital requirements;

•	general economic or business conditions, nationally, regionally or in the individual markets in which we conduct business, may deteriorate and have an adverse impact on our business strategy, including, without limitation, factors relating to interest rates and gross domestic product levels;

•	risks related to our acquisition or divestiture strategy;

•	our ability to retain management;

•	our ability to protect our intellectual property rights;

•	changes in governmental laws and regulations, including environmental laws and regulations; and

•	other risks and uncertainties, including those described in the “Risk Factors” section of our registration statement on Form S-4 filed with the SEC.

     Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.
OVERVIEW
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We currently operate 44 facilities in 17 countries, with approximately 4,300 employees world-wide. We sell our products to a wide array of customers, including retailers, distributors, packer processors, hospitals, fabricators and directly to the end-users. Approximately 62% of our 2006 net sales were generated outside of the U.S., so we are also sensitive to fluctuations in foreign currency exchange rates, primarily between the euro and pound sterling with the U.S. dollar.
     The majority of the products we sell are plastic-resin based, and therefore, our operations are highly sensitive to fluctuations in the costs of plastic resins. While resin costs declined at the end of 2006 from the peak levels attained during the year, they rose during the first quarter of 2007 and further increases are presently expected. Resin costs will likely continue to be a source of uncertainty for us in the near-term, and we remain committed to our disciplined focus on profitable growth.
     Our 2007 first quarter net sales increased nominally due to favorable pricing, primarily in our U.S. businesses. However, this increase was offset by a similar decline in product volume, also in the U.S. businesses due to our efforts to rationalize product mix, coupled with a weaker market environment. These volume declines were partly mitigated by volume improvements in our European businesses, driven by growth in Flexible Packaging and Hospital Supplies products.
     Our profitability increased significantly during the first quarter of 2007, as we benefited from improved product mix and the productivity and efficiency initiatives implemented throughout 2006 within our manufacturing processes. We are continuing our focus on profitable volume growth through new product innovation and expansion into new markets and applications, as well as disciplined pricing, product mix optimization and productivity improvements to ensure our success in the long range.
RESULTS OF OPERATIONS
Net Sales
     Net sales for three months ended March 31, 2007 increased 6.0% to $239.0 million compared to $225.4 million in the same period of 2006. While sales in the quarter grew nominally due to price/mix improvements (0.9%), this was offset by modest declines in product sales volume (-1.1%). Therefore, the increase in net sales was primarily a result of favorable foreign currency translation (5.9%), due principally to continued strengthening of the euro and pound sterling in relation to the U.S. dollar.

Segment Net Sales
     A comparison of our net sales by reportable segment for the three months ended March 31, 2007 and 2006 and the factors contributing to the sales variances are shown below:

					Change Attributable to the
					Following Factors
	Three Months Ended March 31,			Price/	Product	Resin Resale	Currency
	2007	2006	% Change	Mix	Volume	Volume	Translation
	(dollars in millions)
Protective Packaging	$156.8	$152.5	2.8%	2.4%	(3.5)%	0.2%	3.7%
Flexible Packaging	42.7	38.0	12.4%	(2.5)%	4.5%	1.2%	9.2%
Hospital Supplies	18.8	16.2	16.0%	(1.6)%	7.1%	—	10.5%
Rigid Packaging	22.0	20.2	8.9%	(1.7)%	(0.5)%	—	11.1%
Intersegment eliminations	(1.3)	(1.5)	(13.3)%

	$239.0	$225.4	6.0%	0.9%	(1.1)%	0.3%	5.9%

     Net sales of our protective packaging segment increased $4.3 million, or 2.8%, for the three months ended March 31, 2007 compared to the same period of 2006. The improvement was driven by increased pricing (2.4%) implemented in response to higher raw material costs, which was more than offset by declines in product volume (-3.5%) principally due to weakening demand in the U.S. for the segment’s furniture, building and automotive products as well as product mix rationalization. Excluding the impact of favorable foreign currency effects, net sales for the segment would have decreased 0.9% in the quarter.
     Net sales of our flexible packaging segment increased $4.7 million, or 12.4%, for the three months ended March 31, 2007 compared to the same period of 2006. The increase was driven by higher product sales volume (4.5%), primarily in the fresh foods sector, and higher resin resale volume (1.2%), offset in part by a decrease in sales prices (-2.5%), due to shifts in product mix. Foreign currency fluctuation also favorably impacted net sales in the 2007 quarter. Excluding the foreign currency impact, net sales for the three months ended March 31, 2007 would have increased 3.2%.
     Net sales of our hospital supplies segment increased $2.6 million, or 16.0%, for the three months ended March 31, 2007 compared to the same period of 2006. The segment continues to grow product volume in fast growth, disposable medical products (7.1%); however, this has been partially offset by unfavorable pricing due to competitive pricing reductions (-1.6%). Foreign currency fluctuation favorably impacted net sales in the 2007 quarter. Excluding the foreign currency impact, net sales for the three months ended March 31, 2007 would have increased 5.5%.
     Net sales of our rigid packaging segment increased $1.8 million, or 8.9%, for the three months ended March 31, 2007 compared to the same period of 2006. The improvement resulted from favorable foreign currency impacts (11.1%), which were offset in part by reductions in sales price (-1.7%), due to efforts to improve product mix, and a nominal decrease in product volume (0.5%). Excluding the foreign currency impact, the segment’s net sales for the three months ended March 31, 2007 would have decreased 2.2%.
Gross Margin
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales was 25.6% for the three months ended March 31, 2007, which represents a significant improvement over the gross margin of 22.3% for the three months ended March 31, 2006. The improvement in our gross margin reflects our ability to achieve and maintain price increases in the current volatile raw material cost environment, coupled with our efforts to manage product mix and implement productivity initiatives.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $1.9 million, or 6.3%, for the three months ended March 31, 2007 compared to the same period of 2006, with the majority of the increase attributed to the impact of foreign currency translation. As a percent of net sales, selling, general and administrative costs were relatively consistant at 13.4% for the three months ended March 31, 2007 and 13.3% for the three months ended March 31, 2006.
Depreciation and Amortization Expense
     Depreciation and amortization expense remained consistent at $12.7 million and $12.6 million for the three months ended March 31, 2007 and 2006, respectively.
Operating Income

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(dollars in millions)
Protective Packaging	$14.2	$6.9	$7.3	105.8%
Flexible Packaging	3.3	3.4	(0.1)	(2.9)%
Hospital Supplies	1.9	1.5	0.4	26.7%
Rigid Packaging	0.3	0.2	0.1	50.0%
Unallocated expenses	(3.2)	(4.4)	1.2	(27.3)%

Total operating income	$16.5	$7.6	$8.9	117.1%

     On a consolidated basis, our operating income for the three months ended March 31, 2007 totaled $16.5 million, reflecting a significant increase over operating income of $7.6 million in the same period of 2006. The improvement in operating income was due primarily to the higher gross margins achieved in the 2007 quarter, as discussed previously.
     The majority of the increase in our operating income was generated by the Protective Packaging segment. The segment’s pricing in the first quarter of 2007 was favorable to the prior year period, reflecting our efforts to price for value and full cost recovery. Additionally, the segment benefited from productivity improvements and lower average raw material costs, as compared to the first quarter of 2006. While each of the other three segments also generated marginal productivity savings, these savings were offset by lower pricing relative to increases in underlying material costs.
     Unallocated expenses represents the portion of the cost of support functions, including information technology, finance, human resources, legal and executive management, that was not allocated out to the individual reportable segments. The amount of unallocated expenses declined in the three months ended March 31, 2007 since more of the costs are being incurred directly by the individual operating segments.
Interest Expense
     Interest expense for the three months ended March 31, 2007 totaled $11.3 million, compared to $10.0 million for the three months ended March 31, 2006. Our interest expense has increased as the value of our euro-denominated debt has increased due to the strengthening of the euro relative to the U.S. dollar. In addition, the market rates underlying our variable rate debt have increased since 2006, and, in the first quarter of 2007, we also incurred approximately $0.5 million of penalty interest on our senior secured and senior subordinated notes, since we did not complete the exchange offer within the time frame specified by the registration rights agreement.
Foreign Exchange Gain
     In both the three months ended March 31, 2007 and 2006, we generated net foreign exchange gains of $0.6 million, most of which relates to net unrealized foreign exchange gains resulting from the revaluation of our euro-denominated third-party debt and intercompany loans.
Income Tax Expense
     Our effective income tax rate was approximately 61.9% for the three months ended March 31, 2007, which compares to 16.7% for the three months ended March 31, 2006. For the three months ended March 31, 2007, the Company’s effective rate was increased from the U.S. federal statutory rate of 35% primarily due to interest expense in certain foreign businesses that is not deductible for statutory purposes and establishment of additional valuation allowances. For the 2006 period, the Company’s effective rate varied from the U.S. federal statutory rate primarily due to the non-deductibility of losses generated by certain foreign entities, thereby increasing the valuation allowance established against these losses.
Net Income (Loss)
     For the three months ended March 31, 2007, we generated net income of $2.2 million, compared to a net loss of $1.9 million for the same period of 2006. As discussed herein, the 2007 net income is primarily a result of the higher gross margins achieved during the period, partially offset by higher interest and income tax expenses.
LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the three months ended March 31, 2007 compared to the three months ended March 31, 2006:

	Three Months Ended March 31,
	2007	2006
	(dollars in millions)
Cash provided by (used in) operating activities	$30.2	$(4.7)
Cash used in investing activities	(4.9)	(6.5)
Cash used in financing activities	(0.1)	(0.4)
Effect of foreign exchange rate changes	0.6	0.8

Increase (decrease) in cash and cash equivalents	$25.8	$(10.8)

     Operating Activities. Cash generated by operating activities totaled $30.2 million for the three months ended March 31, 2007, compared to a use of cash of $4.7 million in the three months ended March 31, 2006. The use of cash in the 2006 period reflects settlement of amounts due to Pactiv and other vendors of approximately $10.0 million, which had built up at the end of 2005 for payroll administered by Pactiv and other services related to the Acquisition. The cash provided by operations in the 2007 quarter was driven by increased earnings and efforts to improve working capital by optimizing payment terms to certain vendors.

     Investing Activities. Cash used in investing activities totaled $4.9 million and $6.5 million for the three months ended March 31, 2007 and 2006, respectively. In each period, we used cash to fund capital expenditures of approximately $5.0 million; however in the 2006 period, we also made a $1.8 million payment to Pactiv, representing additional purchase consideration per the terms of the Stock Purchase Agreement.
     Financing Activities. Cash used in financing activities totaled $0.1 million and $0.4 million for the three months ended March 31, 2007 and 2006, respectively. In each period, we made scheduled principal payments of approximately $0.4 million on our long-term bank debt; however in the 2007 period, we also took on $0.3 million of additional capital lease debt.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. Our primary source of liquidity will continue to be cash flows from operations, but we also have availability under a $50 million revolving credit facility. At March 31, 2007, we had cash and cash equivalents of $71.4 million. Additionally, we had availability of $44.6 million under our revolving credit facility, after taking into account $5.4 million in outstanding letters of credit issued under this facility. We are currently evaluating options to productively utilize our excess cash, including potential pay down of our term bank debt.
     The following discussion provides a description of our outstanding indebtedness at March 31, 2007:
     Senior Secured Credit Facilities. In connection with the Acquisition on October 13, 2005, Pregis entered into senior secured credit facilities which provided for a revolving credit facility and two term loans: an $88.0 million term B-1 facility and a €68.0 million term loan B-2 facility, both of which mature in October 2012. The revolving credit facility matures in October 2011 and provides for borrowings of up to $50.0 million, a portion of which may be made available to the Company’s non-U.S. subsidiary borrowers in euros and/or pounds sterling. The revolving credit facility also includes a swing-line loan sub-facility and a letter of credit sub-facility. The revolving credit facility bears interest at a rate equal to, at the Company’s option, (1) an alternate base rate or (2) LIBOR or EURIBOR, plus an applicable margin of 0.375% to 1.00% for base rate advances and 1.375% to 2.00% for LIBOR or EURIBOR advances, depending on the leverage ratio of the Company, as defined in the credit agreement. In addition, the Company is required to pay an annual commitment fee of 0.375% to 0.50% on the revolving credit facility depending on the leverage ratio of the Company, as well as customary letter of credit fees.
     The term loan B-1 facility amortizes at a rate of 1% per annum in equal quarterly installments during the first six years thereof, with the balance payable in equal quarterly installments during the seventh year thereof. The term loan B-2 facility amortizes at a rate of 1% per annum in equal quarterly installments during the first six years thereof, with the balance payable in equal quarterly installments during the seventh year thereof.
     Subject to exceptions and, in the case of asset sale proceeds, reinvestment options, Pregis’s senior secured credit facilities require mandatory prepayments of the loans from excess cash flows, asset sales and dispositions (including insurance and condemnation proceeds), issuances of debt and issuances of equity.
     Pregis’s senior secured credit facilities and related hedging arrangements are guaranteed by Pregis Holding II, the direct holding parent company of Pregis, and all of Pregis’s current and future domestic subsidiaries and, if no material tax consequences would result, Pregis’s future foreign subsidiaries and, subject to certain exceptions, are secured by a first priority security interest in substantially all of Pregis’s and its current and future domestic subsidiaries’ existing and future assets (subject to certain exceptions), and a first priority pledge of the capital stock of Pregis and the guarantor subsidiaries and an aggregate of 66% of the capital stock of Pregis’s first-tier foreign subsidiary.
     Pregis’s senior secured credit facilities require that it comply on a quarterly basis with certain financial covenants, including a maximum leverage ratio test and a minimum cash interest coverage ratio test. In addition, Pregis’s senior secured credit facilities include negative covenants, subject to certain exceptions, that restrict or limit Pregis’s ability and the ability of its subsidiaries to, among other things:
•	incur, assume or permit to exist additional indebtedness, guaranty obligations or hedging arrangements,

•	incur liens or agree to negative pledges in other agreements,

•	engage in sale and leaseback transactions,

•	make capital expenditures,

•	make loans and investments,

•	declare dividends, make payments or redeem or repurchase capital stock,

•	in the case of subsidiaries, enter into agreements restricting dividends and distributions,

•	engage in mergers, acquisitions and other business combinations,

•	prepay, redeem or purchase certain indebtedness,

•	amend or otherwise alter the terms of Pregis’s organizational documents, Pregis’s indebtedness and other material agreements,

•	sell assets or engage in receivables securitization,

•	transact with affiliates, and

•	alter the business that Pregis conducts.
     As of March 31, 2007, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
     Senior Secured Floating Rate Notes and Senior Subordinated Notes. In connection with the Acquisition on October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “senior secured notes”) and $150.0 million aggregate principal amount of 12 3/8% senior subordinate notes due 2013 (the “senior subordinated notes”).
     The senior secured notes mature on April 15, 2013. Interest accrues at a floating rate equal to EURIBOR plus 5.00% per year and is payable quarterly on January 15, April 15, July 15 and October 15 of each year. The senior secured notes are guaranteed on a senior secured basis by Pregis Holding II, Pregis’s immediate parent, and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem some or all of the senior secured notes on or after October 15, 2006 at redemption prices equal to 102% of their principal amount (in the 12 months beginning October 15, 2006), 101% of their principal amount (in the 12 months beginning October 15, 2007) and 100% of their principal amount (beginning October 15, 2008). Upon the occurrence of a change of control, Pregis will be required to make an offer to repurchase each holder’s notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

     The senior subordinated notes mature on October 15, 2013. Interest accrues at a rate of 12.375% and is payable semi-annually on April 15 and October 15 of each year. The notes are senior subordinated obligations and rank junior in right of payment to all of Pregis’s senior indebtedness. The senior subordinated notes are guaranteed on a senior subordinated basis by Pregis Holding II and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem up to 35% of the senior subordinated notes at any time prior to October 15, 2008 with the net proceeds of certain equity offerings at a redemption price equal to 112.375% of their principal amount plus accrued interest. Pregis may redeem some or all of the senior subordinated notes at any time prior to October 15, 2009 at a redemption price equal to par plus a make-whole premium. Pregis may redeem some or all of the notes on or after October 15, 2009 at redemption prices equal to 106.188% of their principal amount (in the 12 months beginning October 15, 2009), 103.094% of their principal amount (in the 12 months beginning October 15, 2010) and 100% of their principal amount (beginning October 15, 2011).
     The indentures governing the senior secured notes and the senior subordinated notes contain covenants that limit or prohibit Pregis’s ability and the ability of its restricted subsidiaries, subject to certain exceptions, to incur additional indebtedness, pay dividends or make other equity distributions, make investments, create liens, incur obligations that restrict the ability of Pregis’s restricted subsidiaries to make dividends or other payments to Pregis, sell assets, engage in transactions with affiliates, create unrestricted subsidiaries, and merge or consolidate with other companies or sell substantially all of Pregis’s assets. The indentures also contain reporting covenants regarding delivery of annual and quarterly financial information. The indenture governing the senior secured notes limits Pregis’s ability to incur first priority secured debt to an amount which results in its secured debt leverage ratio being equal to 3:1, plus $50 million, and prohibits it from incurring additional second priority secured debt other than by issuing additional senior secured notes. The indenture governing the senior secured notes also limits Pregis’s ability to enter into sale and leaseback transactions. The indenture governing the senior subordinated notes prohibits Pregis from incurring debt that is senior to such notes and subordinate to any other debt.
     In connection with issuing the notes, Pregis entered into a registration rights agreement in which Pregis agreed to file a registration statement which will permit it to offer to exchange the senior secured notes and the senior subordinated notes for new issues of identical debt securities registered under the Securities Act of 1933. Pregis agreed to complete the exchange offer for the notes by July 9, 2006. Pregis also agreed to provide a shelf registration statement to cover resales of the notes under certain circumstances. Given the delay in the completion of the audit of Pregis’s 2005 financial statements, Pregis was unable to consummate the exchange offer by July 9, 2006. Therefore, since July 9, 2006, Pregis has been paying penalty interest on the notes. Under the registration rights agreement, Pregis is required to pay additional interest on the notes equal to 0.25% per year on the principal amount of notes for the first 90 days following any default, increasing by an additional 0.25% for each subsequent 90-day period, up to a maximum additional interest of 1.0% per year. Following the cure of all registration defaults, the accrual of additional interest will cease. On May 11, 2007, the SEC declared Pregis’s exchange offer registration statement effective and Pregis commenced its exchange offer with respect to the notes. The exchange offer is scheduled to expire on June 12, 2007, subject to possible extension.
     The senior secured notes and senior subordinated notes are not listed on any national securities exchange in the United States. Application has been made to the Irish Stock Exchange for the outstanding senior secured notes to be admitted to the Official List and trading on its regulated market. However, there can be no assurance that the senior secured notes will become or remain listed.
     Collateral for the Senior Secured Floating Rate Notes. The senior secured floating rate notes are secured by a second priority lien, subject to permitted liens, on all of the following assets owned by

Pregis or the guarantors, to the extent such assets secure Pregis’s senior secured credit facilities on a first priority basis (subject to exceptions):
(1)	substantially all of Pregis’s and each guarantor’s existing and future property and assets, including, without limitation, real estate, receivables, contracts, inventory, cash and cash accounts, equipment, documents, instruments, intellectual property, chattel paper, investment property, supporting obligations and general intangibles, with minor exceptions; and

(2)	all of the capital stock or other securities of Pregis’s and each guarantor’s existing or future direct or indirect domestic subsidiaries and 66% of the capital stock or other securities of Pregis’s and each guarantor’s existing or future direct foreign subsidiaries, but only to the extent that the inclusion of such capital stock or other securities will mean that the par value, book value as carried by us, or market value (whichever is greatest) of such capital stock or other securities of any subsidiary is not equal to or greater than 20% of the aggregate principal amount of the senior secured floating rate notes outstanding.
     As of December 31, 2006, the capital stock of the following subsidiaries of Pregis constitute collateral for the senior secured floating rate notes:

	As of December 31, 2006
	Amount of Collateral
	(Maximum of Book Value
	and Market Value, Subject	Book Value of	Market Value of
Name of Subsidiary	to 20% Cap)	Capital Stock	Capital Stock
Pregis (Luxembourg) Holding S.àr.l. (66%)	$26,400,000	$27,900,000	$60,900,000
Pregis Innovative Packaging Inc.	$26,400,000	$26,800,000	$37,400,000
Hexacomb Corporation	$26,400,000	$13,200,000	$45,400,000
Pregis Management Corporation	$100	$100	$100
     As described above, under the collateral agreement, the capital stock pledged to the senior secured floating rate noteholders constitutes collateral only to the extent that the par value or market value or book value of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured floating rate notes. This threshold is €20,000,000, or, at the December 31, 2006 exchange rate of euros to U.S. dollars of 0.7575, approximately $26.4 million. As of December 31, 2006, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $26.8 million and $37.4 million, respectively, the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.àr.l. were approximately $27.9 million and $60.9 million, respectively, and the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $13.2 million and $45.4 million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes approximately $26.4 million with respect to the shares of capital stock of each of Pregis Innovative Packaging Inc., Pregis (Luxembourg) Holding S.àr.l, and Hexacomb Corporation. Since the book value and market value of the shares of capital stock of our other domestic subsidiary is less than the $26.4 million threshold, it is not effected by the 20% clause of the collateral agreement.
     For the year ended December 31, 2006, corporate expenses recorded by Pregis Management Corporation were allocated to each of the three entities Pregis (Luxemburg) Holding S.àr.l., Pregis Innovative Packaging Inc., and Hexacomb Corporation in order to reflect their book values on a fully-allocated basis.
     The market value of the capital stock of the guarantors and subsidiaries constituting collateral for the senior secured floating rate notes has been estimated by us on an annual basis, using a market approach. At the time of the Acquisition, the purchase price paid for these entities was determined based on a multiple of EBITDA and was contractually agreed in the stock purchase agreement. Since that time, we have followed a similar methodology, using a multiple of EBITDA, based on that of comparable companies, to determine the enterprise value of these entities. To arrive at an estimate of the market value of the entities’ capital stock, we have subtracted from the enterprise value the existing debt, net of cash on hand, and have also made adjustments for the businesses’ relative portion of corporate expenses. We have determined that this methodology is a reasonable and appropriate means for determining the market value of the capital stock pledged as collateral. We intend to complete these estimates of value of the capital stock of these subsidiaries for so long as necessary to determine our compliance with the collateral arrangement governing the notes.
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2006, the value of the collateral for the senior secured floating rate notes totaled approximately $534.6 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding inter-company activity, (which amount totaled $455.3 million) and (2) the collateral value of capital stock, as outlined above (which amount totaled $79.3 million). The value of the collateral has not changed materially as of March 31, 2007. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes.
     Covenant Ratios Contained in the Senior Secured Floating Rate Notes and Senior Subordinated Notes. The indentures governing the senior secured floating rate notes and senior subordinated notes contain two material covenants which utilize financial ratios. Non-compliance with these covenants could result in an event of default under the indentures and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the notes and could trigger a cross-default under Pregis’s senior secured credit facilities or other indebtedness we may incur in the future. First, Pregis is permitted to incur indebtedness under the indentures if the ratio of Consolidated Cash Flow to Fixed Charges on a pro forma basis (referred to in the indentures as the “Fixed Charge Coverage Ratio”) is greater than 2:1 or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a receivables transaction debt basket and a general debt basket. In addition, under the senior secured floating rate notes indenture, Pregis is permitted to incur first priority secured debt only if the ratio of Secured Indebtedness to Consolidated Cash Flow on a pro forma basis (referred to in the senior secured floating rate notes indenture as the “Secured Indebtedness Leverage Ratio”) is equal to or less than 3:1, plus $50 million. Second, the restricted payment covenant provides that Pregis may declare certain dividends, or repurchase equity securities, in certain circumstances only if Pregis’s Fixed Charge Coverage Ratio is greater than 2:1.
     As used in the calculation of the Fixed Charge Coverage Ratio and the Secured Indebtedness Leverage Ratio, Consolidated Cash Flow, commonly referred to as Adjusted EBITDA, is calculated by adding Consolidated Net Income, income taxes, interest expense, depreciation and amortization and other non-cash expenses, amounts paid pursuant to the management agreement with AEA Investors LLC, and the amount of any restructuring charge or reserve (including, without limitation, retention, severance, excess pension costs, contract termination costs and cost to consolidate facilities and relocate employees). In calculating the ratios, Consolidated Cash Flow is further adjusted by giving pro forma effect to acquisitions and dispositions that occurred in the prior four quarters, including certain cost savings and synergies expected to be obtained in the succeeding twelve months. In addition, the term Net Income is adjusted to exclude any gain or loss from the disposition of securities, and the term Consolidated Net Income is adjusted to exclude, among other things, the non-cash impact attributable to the application of the purchase method of accounting in accordance with GAAP and the cumulative effect of a change in accounting principles. While the determination of appropriate adjustments is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants discussed above. The credit agreement governing our senior secured credit facilities calculates Adjusted EBITDA (referred to therein as “Consolidated EBITDA”) in a similar manner.
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended March 31, 2007 and 2006:

		Ratios
		Calculated at	Calculated at
(unaudited)	Covenant	March 31,	March 31,
(dollars in thousands)	Measure	2007	2006
Fixed Charge Coverage Ratio (after giving pro forma effect to the October 2005 Acquisition and related financing transactions)	Minimum of 2.0x	2.7x	2.3x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	1.6x	2.0x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$110,628	$86,043
Fixed Charges (after giving pro forma effect to the October 2005 Acquisition and related financing transactions)	—	$41,521	$38,136
Secured Indebtedness	—	$176,724	$169,827
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended March 31, 2007 and 2006 as follows:

(unaudited)	Twelve Months Ended March 31,
(dollars in thousands)	2007	2006
Net loss of Pregis Holding II Corporation	$(4,235)	$(17,731)
Interest expense, net	43,592	21,561
Income tax expense	8,220	(2,152)
Depreciation and amortization	53,219	40,481

EBITDA	100,796	42,159

Other non-cash charges (income): (1)
Impact attributable to application of purchase accounting	258	4,787
Non-cash goodwill impairment	—	35,654
Non-cash stock based compensation expense	127	49
Non-cash restructuring income	—	(156)
Unrealized foreign currency translation (gains) losses, net	(4,788)	61
Net unusual or nonrecurring gains or losses: (2)
Gain on sale of securities and other	—	268
Realized gain on foreign exchange forward contract	—	(5,441)
Executive management severance and recruiting expenses	6,299	1,452
Nonrecurring charges related to acquisitions and dispositions	6,238	2,391
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	1,698	782
Pro forma costs savings (4)	—	4,037

Adjusted EBITDA (“Consolidated Cash Flow”)	$110,628	$86,043

(1)	Other non-cash charges (income) include (a) purchase accounting adjustments for the write-up of inventory to fair value, which was subsequently charged to cost of sales as the inventory was sold ($0.3 million and $4.8 million in the twelve months ended March 31, 2007 and 2006, respectively),

(b) a non-cash goodwill impairment charge taken by the Predecessor in the second quarter of 2005, (c) non-cash compensation expense arising from the grant of Pregis Holding I options, (d) the credit for reversal of the remaining restructuring accrual which had been estimated for the 2004 restructuring program, and (e) net unrealized foreign currency translation gains and losses.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) the gain realized on the 2005 sale of our shares in Duales Systems Deutschland, a German recycling company, (b) the gain realized on the foreign exchange forward contract which settled favorably upon commencement of the Acquisition, (c) severance expenses related to the separation of former executive management and recruiting costs to locate the CEO and CFO replacements, and (d) adjustments for costs and expenses related to acquisition, disposition or equity offering activities.

(3)	Our indentures also require us to make adjustments for fees paid under the management agreement with AEA Investors LLC.

(4)	Our indentures also permit adjustments to net income on a pro forma basis for certain costs savings that we expect to achieve with respect to acquisitions or dispositions. Therefore, for the twelve months ended March 31, 2006, we have reflected the pro forma cost savings expected to result from fully funding two U.K. pension plans, as well as incremental savings from operating on a stand-alone basis. In the Predecessor period of fiscal 2005, Pactiv charged us for legal, finance, human resources and other similar costs incurred to directly support our business operations. The pro forma adjustments represent management’s best estimate of the savings achievable in providing these support services on a stand-alone basis, as well as elimination of estimated intra-company gains and losses on historical intra-company sales with other Pactiv divisions. This activity has been conducted on an arm’s length basis since the Acquisition. There can be no assurance that we will be able to achieve these pension or stand-alone savings.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of March 31, 2007, we had $9,344 of availability under these lines of credit. No borrowings were drawn under these lines, but trade letters of credit totaling $2,715 were issued and outstanding at March 31, 2007.
     Long-term Liquidity. We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, a decline in the overall U.S. and European economies, weakening in our end markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other items discussed in the “Risk Factors,” included in the Company’s registration statement on Form S-4 filed with the SEC, may also significantly impact our liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. The Notes to our annual audited consolidated and combined financial statements, which are included in our registration statement on Form S-4 filed with the SEC, contain a summary of our significant accounting policies. We believe the following discussion addresses our most critical accounting policies, which are those that require our most subjective or complex judgments that could materially impact our reported results if actual outcomes differed significantly from estimates. There have been no material changes in policies or estimates since December 31, 2006, with the exception of the adoption of FIN 48 (see Note 7 to the Unaudited Consolidated Financial Statements included within this report).
     Revenue Recognition. Our principal business is the manufacture and supply of protective and specialty packaging products. We recognize net sales of these products when the risks and rewards of ownership have transferred to the customer, which is generally upon shipment (but in some cases may be upon delivery), based on specific terms of sale. In arriving at net sales, we estimate the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs such as volume rebates and early payment discounts and we record such deduction estimates as sales are recorded. Our deduction estimates are based on historical experience. If actual deductions vary significantly from historical trends, our reported sales may increase or decrease by a material amount.
     Pension. Predominantly in our U.K. and Netherlands based businesses, we provide defined benefit pension plan coverage for salaried and hourly employees. We use several statistical and other models, which attempt to anticipate future events in calculating the expenses and liabilities related to the plans. These factors include actuarial assumptions about discount rates, long-term return on assets, salary increases, mortality rates, and other factors. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, or longer or shorter life spans of participants. Such differences may result in a significant impact on the recognized pension expense and recorded liability.
     Goodwill and Other Indefinite Lived Intangible Assets. Carrying values of goodwill and other intangible assets not subject to amortization are reviewed at least annually for possible impairment using discounted cash flow and market multiple approaches. The estimates and assumptions we use are consistent with the business plans and estimates we use to manage operations and to make acquisition and divestiture decisions. The use of different assumptions may increase or decrease the estimated value of future cash flows and may increase or decrease the calculated impairment charge. Future outcomes may also differ. If we fail to achieve estimated volume and pricing targets, experience unfavorable market conditions or achieve results that differ from our estimates, then revenue and cost forecasts may not be achieved, and we may be required to recognize additional impairment charges.
     Impairment of Long-Lived Assets. We periodically re-evaluate carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. We use estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets’ remaining useful lives. If an asset is determined to be impaired, the impairment is measured by the amount by which the carrying value of the asset exceeds its fair value. An impairment charge would have a negative impact on net income.
     Deferred Income Taxes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, and the expected timing of the reversals of existing temporary differences to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. In the event the Company were to determine that it would not be able to realize all or part of its deferred tax assets for which valuation allowances have not been provided in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. To manage these risks, we may enter into various hedging contracts in accordance with established policies and procedures. We do not use hedging instruments for trading purposes. The following provides disclosure with respect to the Company’s exposures to market risk as of December 31, 2006. There have been no material changes to these exposures since that time.
     Interest Rate Risk. We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our senior secured credit facilities and senior secured floating rate notes. At December 31, 2006, we had $307.6 million of variable rate debt. A one percentage point increase or decrease in the average interest rates would correspondingly change our interest expense by approximately $3.1 million per year. This excludes the impact of the interest rate swap arrangement entered into in November 2005 to swap a notional amount of 65 million euro from EURIBOR based floating rates to fixed rates over the period of January 2006 to January 2010, which was put in place in order to balance our the fixed and variable rate debt components of our capital structure. The carrying value of our senior secured credit facilities at December 31, 2006 approximates fair value, since the interest rates vary with market conditions. At December 31, 2006 and 2005, the carrying value of our senior secured floating rate notes was $132.0 million and $118.5 million, respectively, which compares to fair value, based upon quoted market prices, of $135.8 million and $119.1 million for the respective periods.
     The fair value of our fixed rate senior subordinated notes is exposed to market risk of interest rate changes. The carrying value of the senior subordinated notes was $147.5 million and $147.3 million at December 31, 2006 and 2005, respectively. The estimated fair value of such notes was $161.8 million and $147.8 million at December 31, 2006 and 2005, based upon quoted market prices.
     Raw Material; Commodity Price Risk. We rely upon the supply of certain raw materials and commodities in our production processes. The primary raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene and polypropylene. Approximately 76% of our 2006 net sales were from products made with plastic resins. We manage the exposures associated with these costs primarily through terms of the sales and by maintaining relationships with multiple vendors. We acquire these materials at market prices, which are negotiated on a continuous basis, and we do not typically buy forward beyond two or three months or enter into guaranteed supply or fixed price contracts with our suppliers. Additionally, we have not entered into hedges with respect to our raw material costs. We seek to mitigate the market risk related to commodity pricing, by passing the increases in raw material costs through to our customers in the form of price increases.
     Foreign Currency Exchange Rate Risk. Our results of operations are affected by changes in foreign currency exchange rates. Approximately 62% of our 2006 net sales were made in currencies other than the U.S. dollar, principally the euro and the pound sterling. We have a natural hedge in our operations, as we typically produce, buy raw materials and sell our products in the same currency. We are exposed to translational currency risk, however, in converting our operating results in Europe, the United Kingdom and to a lesser extent Egypt, Poland, the Czech Republic, Hungary, Bulgaria, Canada, and

Mexico at the end of each reporting period. The weakening of the U.S. dollar relative to the euro and the pound sterling in 2006 had a favorable impact on our financial results in U.S. dollars, as compared to fiscal 2005 results. While the U.S. dollar strengthened slightly in fiscal 2005, the impact to our results as compared to fiscal 2004 was minimal. The translational currency impact of a plus/minus swing of 10% in the U.S. dollar exchange rate on our 2006 operating income would have been approximately $2.1 million.
Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal financial officer) and the Chief Financial Officer (its principal executive officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the March 31, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of March 31, 2007 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to various lawsuits, legal proceedings and administrative actions arising out of the normal course of our business. While it is not possible to predict the outcome of any of these lawsuits, proceedings and actions, management, based on its assessment of the facts and circumstances now known, does not believe that any of these lawsuits, proceedings and actions, individually or in the aggregate, will have a material adverse effect on our financial position. However, actual outcomes may be different than expected and could have a material effect on our results of operations or cash flows in a particular period.

Item 1A. Risk Factors
     You should carefully consider the risk factors set forth below as well as the other information contained in this report, including our consolidated financial statements and related notes, and in the Company’s audited financial statements for the fiscal year ended December 31, 2006, which are included in our registration statement on Form S-4 filed with the SEC. Any of the following risks could materially adversely affect our business, financial condition or results of operations. Information contained in this section may be considered “forward-looking statements.” See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.
Risks Related to Our Business
Because our historical predecessor financial information may not be representative of our results as a separate company, you have limited financial information on which to evaluate our business.
     Our historical predecessor financial information for periods prior to October 13, 2005 may not reflect what our results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented and may not be indicative of what our results of operations and cash flows will be in the future. As a result, you have limited information on which to evaluate our business. This is because:
•	when we were divisions of Pactiv, Pactiv provided us with various services and allocated expenses for these services to us in amounts that may not have been the same as the expenses we would have incurred had we performed or acquired these services ourselves; and

•	the information does not reflect other events and changes that occurred as a result of our separation from Pactiv, including the establishment of our capital structure, the incurrence of debt and changes in our expenses as a result of new employee, tax and other structures and matters.
See Note 12 to the Company’s audited consolidated and combined financial statements for the year ended December 31, 2006, included in our registration statement on Form S-4 filed with the SEC.
Our financial performance is dependent on the cost of plastic resin, the continued availability of resin, and energy costs.
     The primary raw materials we use in the manufacture of some of our products are various plastic resins, primarily polyethylene, which represented approximately 50% of our 2006 material costs. Our financial performance therefore is dependent to a substantial extent on the plastic resin market.
     The capacity, supply and demand for plastic resins and the petrochemical intermediates from which they are produced are subject to cyclical price fluctuations and other market disturbances, including supply shortages. We currently purchase our raw materials from a few key strategic suppliers. In the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types or grades of resin purchased from one or more of our suppliers, we may not be able to arrange for alternative sources of resin. Any such shortage may negatively impact our sales and financial condition and our competitive position versus companies that are able to better or more cheaply source resin.

     Additionally, we may be subject to significant increases in resin costs that may materially impact our financial condition. Over the past few years, resin costs have more than doubled. Plastic resin costs may continue to fluctuate as a result of changes in natural gas and crude oil prices. The instability in the world markets for petroleum and in North America for natural gas could quickly affect the prices and general availability of raw materials, which could have a materially adverse impact to us. Due to the uncertain extent and rapid nature of cost increases, we cannot reasonably estimate our ability to successfully recover any cost increases. While resin costs in both the U.S. and European markets declined at year-end 2006 from the highest levels attained during the year, additional cost increases have been announced in early 2007 in both markets. Even if we are able to pass cost increases on to our customers, our gross margins could decline and we may not be able to implement other price increases for our products. To the extent that cost increases cannot be passed on to our customers, or the duration of time lags associated with a pass-through becomes significant, such increases may have a material adverse effect on our profitability.
     Freight costs are also a meaningful part of our cost structure. Over the past several years, we have experienced increased freight costs as a result of rising energy costs. Such cost increases, to the extent that they cannot be passed on to our customers or minimized through our productivity programs, may have a material adverse effect on our profitability.
We face competition in each of our businesses and our customers may not continue to purchase our products.
     We face significant competition in the sale of our products. We compete with multiple companies with respect to each of our products, including divisions or subsidiaries of larger companies and foreign competitors. Certain of our competitors are substantially larger, are well established and have financial and other resources that are greater than ours and may be better able to withstand price competition. Specifically, our protective packaging products compete with similar products made by other manufacturers and with a number of other packaging products that provide protection against damage to customers’ products during shipment and storage. Our primary competitor in protective packaging is Sealed Air, while we also selectively compete with companies such as Poly Air, FP International and Storopack in North America and Fagerdala, Sansetu and BFI in Europe. Our Flexible Packaging, Hospital Supplies and Rigid Packaging segments compete with a number of national and regional suppliers in each of their key products and end markets, and there are additional competitive pressures in some markets due to increasing consolidation among our customers.
     We compete on the basis of a number of considerations, including price (on a price-to-value basis), service, quality, performance, product characteristics, brand recognition and loyalty, marketing, product development, sales and distribution, and ability to supply products to customers in a timely manner. Increases in our prices as compared to those of our competitors could materially adversely affect us.
     The competition we face involves the following key risks:
•	loss of market share;

•	failure to anticipate and respond to changing consumer preferences and demographics;

•	failure to develop new and improved products;

•	failure of consumers to accept our brands and exhibit brand loyalty and pay premium prices; and

•	aggressive pricing by competitors, which may force us to decrease prices or increase marketing and promotional spending in order to maintain market share.
     In addition, our competitors may develop products that are superior to our products or may adapt more quickly to new technologies or evolving customer requirements. Technological advances by our competitors may lead to new manufacturing techniques and make it more difficult for us to compete. In addition, since we do not have long-term arrangements with most of our customers, these competitive factors could cause our customers to cease purchasing our products.
If we are unable to meet future capital requirements, our businesses may be adversely affected.
     We have made significant capital expenditures in our businesses in recent years to improve productivity, quality and service. We spent approximately $28.1 million, $25.8 million and $19.3 million in capital expenditures in fiscal years 2006, 2005 and 2004. As we grow our businesses, we may have to incur significant additional capital expenditures. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offerings may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.
Our business could be materially hurt by economic downturns.
     Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate, including, for the Protective Packaging segment, general industrial, high tech electronics, furniture manufacturing, building products, retail, and agriculture end-markets, and for our specialty packaging businesses, fresh food, consumer products, dry food, medical, foodservice, convenience foods, bakery, and confectionery end-markets. The demand for our products by our customers in these end-markets depends, in part, on general economic conditions and business confidence levels. A decline in economic activity in the United States and Europe could materially adversely affect our financial condition and results of operation.
Our business is subject to risks associated with manufacturing processes.
     As of December 31, 2006, our Protective Packaging segment operated 22 manufacturing facilities in North America and 13 in Europe and the segments comprising our specialty packaging businesses operated 9 manufacturing facilities in Germany, Bulgaria, the United Kingdom and Egypt. We produce substantially all of our products in these facilities, including hospital supplies and foodservice products, which require special care to avoid contamination during manufacturing. Unexpected failures of our equipment and machinery, as well as contamination in the clean rooms used to manufacture our hospital supplies and foodservice products, may result in production delays, revenue loss, third party lawsuits and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows.
     While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, weather conditions, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us. Moreover, our business interruption and general liability insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations. Furthermore, we cannot assure you that we will maintain our insurance on comparable terms in the future.
We may make acquisitions or divestitures that may be unsuccessful.
     We have made, and may in the future opportunistically consider, the acquisition of other manufacturers or product lines of other businesses that either complement or expand our existing business,

or the divestiture of some of our businesses. We cannot assure you that we will be able to consummate any acquisitions or that any future acquisitions or divestitures will be able to be consummated at acceptable prices and terms. Acquisitions or divestitures involve a number of special risks, including some or all of the following:
•	the diversion of management’s attention from our core businesses;

•	the disruption of our ongoing business;

•	entry into markets in which we have limited or no experience;

•	the ability to integrate our acquisitions without substantial costs, delays or other problems, which would be complicated by the breadth of our international operations;

•	inaccurate assessment of undisclosed liabilities;

•	the incorporation of acquired product lines into our business;

•	the failure to realize expected synergies and cost savings;

•	the loss of key employees or customers of the acquired or divested business;

•	increasing demands on our operational systems;

•	the integration of information system and internal controls;

•	possible adverse effects on our reported operating results, particularly during the first several reporting periods after the acquisition is completed; and

•	the amortization of acquired intangible assets.
     Additionally, any acquisitions or dispositions we may make could result in significant increases in our outstanding indebtedness and debt service requirements.
Our business operations could be significantly disrupted if members of our management team were to leave.
     Our success depends to a significant degree upon the continued contributions of our senior management. Our senior management members have extensive engineering, manufacturing and finance backgrounds. We believe that the depth of our management team is instrumental to our continued success. The loss of any of our key executive officers in the future could significantly impede our ability to successfully implement our business strategy, financial plans, expansion of services, marketing and other objectives.
     On October 6, 2006, we announced that Michael T. McDonnell was appointed as our new President and Chief Executive Officer, effective immediately. Mr. McDonnell also joined the board of directors of our company and our parent company and became an investor in Pregis Holding I. Mr. McDonnell most recently served as Group Vice President of the Environment Technologies Group of Engelhard Corporation, which was recently acquired by BASF Aktiengesellschaft. Mr. McDonnell replaced Vincent P. Langone, who served as our President and Chief Executive Officer from February 6, 2006 to October 5, 2006. Prior to that, Glenn Fischer, an operating partner with AEA Investors LLC, served as our Interim Chief Executive Officer from January 1, 2006 to February 5, 2006. Glenn Fischer remains a member of the board of directors of Pregis Holding II. On December 1, 2005, we announced that our then Chief Executive Officer, James D. Morris, decided to leave his position for personal reasons. His resignation became effective December 31, 2005. Mr. Morris continues to work with us as an investor and a member of the board of directors of Pregis Holding II.
     On April 13, 2006, we announced that Timothy J. Cunningham was appointed as our new Chief Financial Officer effective May 1, 2006. Mr. Cunningham succeeded Kevin J. Corcoran, who served as our Chief Financial Officer from October 13, 2005 to May 1, 2006.
A small number of stockholders own all of our common stock and control all major corporate decisions.
     AEA Investors controls substantially all of our common stock and has the power to control our affairs and policies. AEA Investors also controls the election of our directors, the appointment of our management and the entering into of business combinations or dispositions and other extraordinary transactions. The directors so elected have the authority, subject to the terms of the indentures and our senior secured credit facilities, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions with respect to our company.
     The interests of AEA Investors could conflict with the interests of our noteholders. Moreover, affiliates of AEA Investors may also have an interest in pursuing acquisitions, divestitures, financings and other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders.
We may be unable to respond effectively to technological changes in our industry.
     We have made substantial investments to develop advanced packaging manufacturing technologies, and as a result we have a significant portfolio of industry-leading products and technologies. For instance, we believe Protective Packaging is one of only three manufacturers of extruded engineered foam in both North America and Europe, the only producer of polypropylene sheet foam in North America and the first producer of inflatable engineered cushioning with individual cells. Our future business success will continue to depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our inability to anticipate, respond to or utilize changing technologies could have an adverse effect on our business, financial condition or results of operations.
Our business operations could be negatively impacted if we fail to adequately protect our intellectual property rights or if third parties claim that we are in violation of their intellectual property rights.
     We currently rely on a combination of registered and unregistered trademarks, patents, copyrights, domain names, proprietary know-how, trade secrets and other intellectual property rights throughout the world to protect certain aspects of our business. We employ various methods to protect our intellectual property, including confidentiality and non-disclosure agreements with third parties.
     While we attempt to ensure that our intellectual property and similar proprietary rights are protected, despite the steps we have taken to prevent unauthorized use of our intellectual property, third parties and current and former employees and contractors may take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation. We have relied on, and in the future we may continue to rely on litigation to enforce our intellectual property rights and contractual rights, and, if such enforcement measures are not successful, we may not be able to protect the value of our intellectual property. Regardless of its outcome, any litigation could be protracted and costly and could have a material adverse effect on our business and results of operations.
     In addition, we face the risk of claims that we are infringing third parties’ intellectual property rights. We believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties. However, we have received, and from time to time, may receive in the future, claims from third parties by which such third parties assert infringement claims against us and can give no assurance that claims or litigation asserting infringement by us of third parties’ intellectual property rights will not be initiated in the future. Any such claim, even if it is without merit, could be expensive and time-consuming; could cause us to cease making, using or selling certain products that incorporate the disputed intellectual property; could require us to redesign our products, if feasible; could divert management time and attention; and could require us to enter into costly royalty or licensing arrangements, to the extent such arrangements are available.

We are subject to government regulation.
     We are subject to government regulation by many U.S. and non-U.S. supranational, national, federal, state and local governmental authorities. For instance, our protective and flexible packaging products are subject to the U.S. Clean Air Act, U.S. Food, Drug and Cosmetic Act, U.S. Consumer Product Safety Act, U.S. Meat Products Inspection Acts, Canada Food and Drug regulations and various E.U. directives. In some circumstances, before we may sell some of our products these authorities must approve these products, our manufacturing processes and facilities. We are also subject to ongoing reviews of our products and manufacturing processes.
     In order to obtain regulatory approval of various new products, we must, among other things, demonstrate to the relevant authority that the product is safe and effective for its intended uses and that we are capable of manufacturing the product in accordance with current regulations. The process of seeking approvals can be costly, time consuming and subject to unanticipated and significant delays. There can be no assurance that approvals will be granted to us on a timely basis, or at all. Any delay in obtaining, or any failure to obtain or maintain, these approvals would adversely affect our ability to introduce new products and to generate revenue from those products.
     New laws and regulations may be introduced in the future that could result in additional compliance costs, seizures, confiscation, recall or monetary fines, any of which could prevent or inhibit the development, distribution and sale of our products. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as criminal penalties, which could have an adverse effect on our business, financial condition or results of operations.
The cost of complying with laws relating to the protection of the environment may be significant.
     We are subject to extensive federal, state, municipal, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge of pollutants into the air and water and those regulating the treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and hazardous materials. Certain environmental laws and regulations impose joint and several liability on past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which contaminants were disposed or released without regard to whether the owner or operator knew of or caused the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. In addition, under certain of these laws and regulations, a party that disposes of contaminants at a third party disposal site may also become a responsible party required to share in the costs of in the investigation or cleanup of the site.
     We believe that the future cost of compliance with current environmental laws and regulations and liabilities associated with claims or known environmental conditions will not have a material adverse effect on our business. We believe our costs for compliance with environmental laws and regulations have historically averaged $1 to $2 million, annually. However, future events, such as new or more stringent environmental laws and regulations, any related damage claims, the discovery of previously unknown environmental conditions requiring response action, or more vigorous enforcement or new interpretations of existing environmental laws and regulations may require us to incur additional costs that could be material.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.
     The international scope of our operations may lead to volatile financial results and difficulties in managing our business. We generated approximately 62% of our sales outside the United States for the year ended December 31, 2006. International sales and operations are subject to a number of risks, including:
•	exchange rate fluctuations;

•	restrictive governmental actions such as the imposition of trade quotas and restrictions on transfers of funds;

•	changes in non-U.S. labor laws and regulations affecting our ability to hire, retain or dismiss employees;

•	the need to comply with multiple and potentially conflicting laws and regulations;

•	difficulties and costs of staffing, managing and accounting for foreign operations;

•	unfavorable business conditions or economic instability in any particular country or region; and

•	difficulty in obtaining distribution and support.
Any of these factors, by itself or in combination with others, could materially and adversely affect our business, results of operations or financial condition.
     Our exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of our consolidated and combined financial statements, as well as from transaction exposure associated with generating revenues and incurring expenses in different currencies. While our consolidated and combined financial statements are reported in U.S. dollars, the financial statements of our subsidiaries outside the United States are prepared using the local currency as the functional currency and translated into U.S. dollars by applying an appropriate exchange rate. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies in which our subsidiaries outside the United States report could cause significant fluctuations in our results. We record sales and expenses in a variety of currencies.
     While our expenses with respect to foreign operations are generally denominated in the same currency as the corresponding sales, we have transaction exposure to the extent our receipts and expenditures are not offsetting in any currency. Moreover, the costs of doing business abroad may increase as a result of adverse exchange rate fluctuations.
If we are unable to improve existing products and develop new products, our sales and industry position may suffer.
     We believe that our future success will continue to depend, in part, upon our ability to make innovations in our existing products and to develop, manufacture and market new products. This will depend, in part, on the success of our research and development and engineering efforts, our ability to expand or modify our manufacturing capacity and the extent to which we convince customers and consumers to accept our new products. Historically, our ability to innovate has been a key factor in our ability to expand our product line and grow our revenue base. For example, Protective Packaging recently introduced Hefty Express® poly mailers, and Air-Paq™ cushion products. If we fail to successfully introduce, market and manufacture new products or product innovations and differentiate our products from those of our competitors, our ability to maintain or expand our sales and to maintain or enhance our industry position could be adversely affected, which in turn could materially adversely affect our business, financial condition or results of operations.
If we fail to achieve and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We had not operated as a stand-alone entity prior to the closing of the Acquisition and have only recently begun to develop and implement our own internal controls system.

     In connection with the audits of our financial statements as of December 31, 2005 and October 12, 2005, two material weaknesses were identified in the design and operation of our internal controls over financial reporting, specifically relating to lack of effective controls designed and in place to adequately prepare and review the consolidated and combined financial information and lack of effective controls designed and in place to adequately review the tax provisions of all of our company’s subsidiaries, which resulted in adjustments to certain tax-related accounts. An additional material weakness was identified in connection with the review of our results for the quarter ended March 31, 2006 relating to lack of controls around effective and timely preparation of certain account reconciliations. In general, a material weakness is defined as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.
     As of December 31, 2006, we believe we have undertaken sufficient measures to remediate the aforementioned material weaknesses. We are continuing to evaluate and, where appropriate, enhance our policies, procedures and internal controls. However, we cannot assure you that all material weaknesses were identified, or that we will not have additional material weaknesses in the future. If any new material weaknesses are identified, they may result in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. The existence of material weaknesses increases the risk to an investor of relying on our financial statements. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic filing obligations or result in material misstatements in our financial statements. This failure could materially and adversely impact our business and our financial condition. In addition, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of future financial statements and periodic filings.
Under the current SEC rules, we will be required to report on the effectiveness of the internal controls over financial reporting of our business in our annual report on Form 10-K for 2008.
     Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the rules of the Securities and Exchange Commission promulgated thereunder require subject companies’ annual reports to contain a report of management’s assessment of the effectiveness of internal control over financial reporting and an attestation of our independent registered public accounting firm as to that management report. Under the current SEC rules, our first management internal controls report, as well as our first auditor attestation of that report, will be required to be included commencing with our annual report on Form 10-K for 2008. The evaluation of our systems and the documentation of such systems that we will need to comply with Section 404 will be both costly and time-consuming.
     We have only recently begun to evaluate the work necessary to comply with Section 404 and cannot estimate at this time how long this process will take nor how much additional expense we will incur in completing the process. In addition, once we are required to report on our internal controls, if we are unable to conclude that our internal control over financial reporting is effective as of the end of our fiscal year (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the instruments governing our indebtedness.
     We have a significant amount of indebtedness. As of December 31, 2006, we had total indebtedness of $455.3 million, excluding up to an additional $44.6 million that may be borrowed under Pregis’s senior secured revolving credit facility (after giving consideration to $5.4 million in letters of credit outstanding at December 31, 2006) and $100.0 million that may be borrowed under Pregis’s term loan facilities subject to certain conditions.
     Our substantial indebtedness could have important consequences. For example, it could:
•	make it more difficult for us to satisfy our obligations under the instruments governing our indebtedness;

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds for capital expenditures, acquisitions, working capital or other purposes.

     At December 31, 2006, we had $307.8 million of variable rate debt. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. We expect our 2007 cash interest expense to be approximately $42 million, calculated based on the rates in effect at December 31, 2006 and assuming payment of scheduled maturities. Each one point increase or decrease in the applicable variable interest rates on Pregis’s senior secured credit facilities and senior secured floating rate notes would correspondingly change our interest expense by approximately $3.1 million per year (based on rates in effect at December 31, 2006). While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt, including secured debt. This could further exacerbate the risks associated with our substantial leverage.
     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing Pregis’s senior secured floating rate notes and senior subordinated notes do not, and Pregis’s senior secured credit facilities do not, fully prohibit us or our subsidiaries from doing so. Pregis’s senior secured credit facilities permitted initial borrowings of up to approximately $328.0 million, using December 31, 2006 foreign currency exchange rates (which amount includes $178.0 million of term loans drawn in connection with the Acquisition, up to $50.0 million of availability under the revolving credit portion of such facilities and up to approximately $100.0 million of additional term loans that we may incur, subject to certain conditions, under the term loan portion of such facilities). If new indebtedness is added to our and our subsidiaries’ current debt levels, the related risks that we and they now face could intensify and we may not be able to meet all our debt obligations, in whole or in part.
The right of holders of senior subordinated notes to receive payments on the senior subordinated notes is junior to Pregis’s existing and future senior debt, including indebtedness under the senior secured floating rate notes and Pregis’s senior secured credit facilities. Further, the guarantees of the senior subordinated notes are junior to all of the guarantors’ existing and future senior debt.
     The senior subordinated notes rank behind all of Pregis’s existing and future senior debt. Each guarantee of the senior subordinated notes ranks behind all of that guarantor’s existing and future senior debt. As of December 31, 2006, the senior subordinated notes and the guarantees thereof were subordinated to $307.6 million of senior debt (all of which represented borrowings under the senior secured floating rate notes and Pregis’s senior secured credit facilities). In addition, Pregis’s senior secured revolving credit facility permitted up to $50.0 million of additional borrowings, and the senior secured term loan facilities permitted up to approximately $100.0 million of additional term loans subject to certain conditions. These additional borrowings would be senior in right of payment to the senior subordinated notes and the guarantees thereof. Pregis is permitted to borrow substantial additional senior debt in the future under the terms of the indenture governing the senior subordinated notes.
     As a result of such subordination, upon any distribution to Pregis’s creditors in a bankruptcy, liquidation, reorganization or similar proceeding, the holders of Pregis’s senior debt will be entitled to be paid in full before any payment will be made on the senior subordinated notes. Similarly, upon any distribution to the creditors of any guarantor of the senior subordinated notes in a bankruptcy, liquidation, reorganization or similar proceeding, the holders of that guarantor’s senior debt will be entitled to be paid in full before any payment will be made on that guarantor’s guarantee. In addition, Pregis will be prohibited from making any payments on the senior subordinated notes and the guarantees thereof if Pregis defaults on its payment obligations on its senior debt and Pregis may be prohibited from making any such payments for up to 179 consecutive days if certain non-payment defaults on senior debt occur. In the event of a bankruptcy, liquidation of reorganization or similar proceeding relating to Pregis or the guarantors, holders of the senior subordinated notes will participate with all other holders of subordinated debt in the assets remaining after Pregis and the guarantors have paid all of its and their senior debt. However, because the senior subordinated notes indenture requires that amounts otherwise payable to holders of the senior subordinated notes in a bankruptcy or similar proceeding be paid to holders of senior debt instead, holders of the senior subordinated notes may receive less, ratably, than holders of trade payables and other unsubordinated debt in any such proceeding.
If Pregis defaults on its obligations to make payments on its other indebtedness, Pregis may not be able to make payments on its senior subordinated notes.
     Any default under the agreements governing Pregis’s indebtedness, including a default under Pregis’s senior secured credit facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make Pregis unable to pay principal, premium, if any, and interest on the senior subordinated notes and substantially decrease the market value of such notes. If Pregis is unable to generate sufficient cash flow and is otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on its indebtedness, or if Pregis otherwise fails to comply with the various covenants, including financial and operating covenants, in the instruments governing its indebtedness (including its senior secured credit facilities), Pregis could be in default under the terms of the agreements governing such indebtedness.

     In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our senior secured credit facilities could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against Pregis’s assets, and Pregis could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the senior secured credit facilities to avoid being in default. If Pregis breaches its covenants under the senior secured credit facilities and seeks a waiver, it may not be able to obtain a waiver from the required lenders. If this occurs, Pregis would be in default under the senior secured credit facilities, the lenders could exercise their rights as described above, and Pregis could be forced into bankruptcy or liquidation.
Not all of our subsidiaries guarantee our indebtedness, and the assets of our non-guarantor subsidiaries may not be available to make payments on the notes.
     The guarantors of our indebtedness do not include all of our subsidiaries. In particular, our foreign subsidiaries and all of our future unrestricted subsidiaries do not guarantee the notes. Payments on our indebtedness are only required to be made by Pregis and the guarantors. As a result, no payments are required to be made from assets of subsidiaries that do not guarantee the notes, unless those assets are transferred by dividend or otherwise to Pregis or a guarantor. In 2006, our non-guarantor subsidiaries had sales of $570.2 million, or approximately 62% of our consolidated 2006 sales, and income before income taxes of $3.6 million, compared to our consolidated 2006 loss before income taxes of $3.6 million. Similarly, at December 31, 2006, our non-guarantor subsidiaries had total assets of $498.5 million, or approximately 63% of our total consolidated assets.
     In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its debt and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to Pregis. Consequently, the claims of holders of our indebtedness will be effectively subordinated to all of the liabilities of our non-guarantor subsidiaries, including trade payables. As of December 31, 2006, our non-guarantor subsidiaries had $56.9 million of trade payables.
We are a holding company.
     We are a holding company and we conduct substantially all of our operations through our subsidiaries. Consequently we do not have any income from operations and do not expect to generate income from operations in the future. As a result, our ability to meet our debt service obligations substantially depends upon our subsidiaries’ cash flow and payment of funds to us by our subsidiaries as dividends, loans, advances or other payments.
     In addition, the payment of dividends or the making of loans, advances or other payments to us may be subject to regulatory or contractual restrictions. We are not aware of any material regulatory or contractual restrictions limiting the payments of dividends or the making of loans, advances or other payments by our subsidiaries to us. However, in the future, our subsidiaries may enter into credit facilities which may materially limit the subsidiaries’ ability to make payments to us. In addition, we may enter into joint venture agreements in the U.S. or Europe which could materially restrict the joint enterprises from making payments to us. It is also possible that we may establish new subsidiaries in certain foreign jurisdictions with regulatory restrictions materially limiting the new subsidiaries’ ability to make payments to us.
To service our debt, we will require a significant amount of cash, which may not be available to us.
     Our ability to make payments on, or repay or refinance, our debt and to fund planned capital expenditures, will depend largely upon our future operating performance. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in Pregis’s senior secured credit facilities and our other debt agreements, including the indentures governing Pregis’s senior secured floating rate notes and senior subordinated notes, and other agreements we may enter into in the future. In particular, we need to maintain certain financial ratios under Pregis’s senior secured credit facilities. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under Pregis’s senior secured credit facilities or from other sources in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs.
     We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. If we were unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:
•	sales of assets;

•	sales of equity; and/or

•	negotiations with our lenders to restructure the applicable debt.
     Pregis’s senior secured credit facilities and the indentures governing Pregis’s senior secured floating rate notes and senior subordinated notes may restrict, or market or business conditions may limit, our ability to take some or all of these actions.

The agreements governing our debt, including the notes and our senior secured credit facilities, contain various covenants that impose restrictions on us that may affect our ability to operate our business.
     Our existing agreements impose and future financing agreements are likely to impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, including a maximum leverage ratio and a minimum interest coverage ratio, and limit or prohibit our ability to, among other things:
•	incur, assume or permit to exist additional indebtedness, guaranty obligations or hedging arrangements;

•	incur liens or agree to negative pledges in other agreements;

•	make capital expenditures;

•	make loans and investments;

•	declare dividends, make payments or redeem or repurchase capital stock;

•	limit the ability of our subsidiaries to enter into agreements restricting dividends and distributions;

•	with respect to the senior secured floating rate notes, engage in sale-leaseback transactions;

•	engage in mergers, acquisitions and other business combinations;

•	prepay, redeem or purchase certain indebtedness;

•	amend or otherwise alter the terms of our organizational documents, our indebtedness and other material agreements;

•	sell assets or engage in receivables securitizations;

•	transact with affiliates; and

•	alter the business that we conduct.
     These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.
     Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.
The senior subordinated notes and senior secured notes and the related guarantees may not be enforceable because of fraudulent conveyance laws.
     Pregis’s obligations under the notes and the guarantors’ guarantees of the notes may be subject to review under federal bankruptcy law or relevant state fraudulent conveyance laws if a bankruptcy lawsuit is commenced by or on behalf of Pregis’s or the guarantors’ unpaid creditors. Under these laws, if in such a lawsuit a court were to find that, at the time Pregis or a guarantor incurred debt, including debt represented by the guarantee, Pregis or such guarantor:
•	incurred this debt with the intent of hindering, delaying or defrauding current or future creditors; or

•	received less than reasonably equivalent value or fair consideration for incurring this debt and Pregis or the guarantor

•	was insolvent or was rendered insolvent by reason of the related financing transactions;

•	was engaged, or about to engage, in a business or transaction for which its remaining assets constituted unreasonably small capital to carry on its business; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay these debts as they mature, as all of the foregoing terms are defined in or interpreted under the relevant fraudulent transfer or conveyance statutes;

then the court could void the notes or the guarantee or subordinate the amounts owing under the notes or the guarantee to Pregis’s or the guarantor’s presently existing or future debt or take other actions detrimental to noteholders.
     The measure of insolvency for purposes of the foregoing considerations will vary depending upon the law of the jurisdiction that is being applied in any such proceeding. Generally, an entity would be considered insolvent if, at the time it incurred the debt or issued the guarantee:
•	it could not pay its debts or contingent liabilities as they become due;

•	the sum of its debts, including contingent liabilities, is greater than its assets, at fair valuation; or

•	the present fair saleable value of its assets is less than the amount required to pay the probable liability on its total existing debts and liabilities, including contingent liabilities, as they become absolute and mature.
     If the notes or a guarantee is voided as a fraudulent conveyance or found to be unenforceable for any other reason, noteholders will not have a claim against the relevant obligor and will only be a creditor of Pregis or any guarantor whose obligation was not set aside or found to be unenforceable. In addition, the loss of a guarantee (other than in accordance with the terms of the indentures) will constitute defaults under the indentures, which defaults would cause all notes to become immediately due and payable.
     We believe that, at the time Pregis and the guarantors initially incurred, as applicable, the debt represented by the notes and the guarantees, Pregis and the guarantors:
•	were not insolvent or rendered insolvent by the incurrence;

•	had sufficient capital to run our or their businesses effectively; and

•	were able to pay obligations on the notes and the guarantees as they mature or become due.
     In reaching the foregoing conclusions we have relied upon our analyses of internal cash flow projections and estimated values of Pregis’s and the guarantors’ assets and liabilities. In addition, we have relied on a limitation contained in the guarantors’ guarantee that limits each guarantee as necessary to prevent it from constituting a fraudulent conveyance under applicable law. However, a court passing on these questions might not reach the same conclusions.
We may not have the ability to raise the funds necessary to finance the change of control offers required by the indentures governing our senior subordinated notes and senior secured notes.
     Upon the occurrence of certain kinds of change of control events, Pregis is required to offer to repurchase all outstanding notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, unless all the notes have been previously called for redemption. The holders of other debt securities that Pregis may issue in the future may also have this right. Pregis’s failure to purchase tendered notes would constitute events of default under the indentures governing the notes, which in turn, would constitute a default under Pregis’s senior secured credit facilities. In addition, the occurrence of a change of control would also constitute an event of default under the agreement governing Pregis’s senior secured credit facilities. A default under the senior secured credit facilities would result in a default under the indentures if the lenders accelerate the debt under the senior secured credit facilities.
     Therefore, it is possible that Pregis would not have sufficient funds at the time of the change of control to make the required purchase of the notes. Moreover, Pregis’s senior secured credit facilities restrict, and any future indebtedness Pregis may incur may restrict, Pregis’s ability to repurchase the notes, including following a change of control event. As a result, following a change of control event, Pregis would not be able to repurchase notes unless it first repaid all indebtedness outstanding under the senior secured credit facilities and any other indebtedness that contained similar provisions, or obtained a waiver from the holders of such indebtedness to permit the repurchase of the notes. Pregis may be unable to repay all of that indebtedness or obtain a waiver of that type. Moreover, the indenture governing the senior secured floating rate notes restricts Pregis’s ability to repurchase the senior subordinated notes. Any requirement to offer to repurchase notes may therefore require Pregis to refinance its other outstanding debt, which it may not be able to do on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.

An active public market may not develop for the senior subordinated notes or the senior secured notes, which may hinder the ability of noteholders to liquidate their investment.
     The senior subordinated notes and senior secured notes were issued to, and we believe those securities are owned by, a relatively small number of beneficial owners. The outstanding notes have not been registered under the Securities Act and will remain subject to restrictions on transferability until they are exchanged for publicly traded notes pursuant to the registered exchange offer which we intend to consummate. Although the new publicly traded notes may be resold or otherwise transferred by the holders without compliance with the registration requirements under the Securities Act, they will constitute a new issue of securities with no established trading market.
     The initial purchasers (including Credit Suisse First Boston (Europe) Limited, Credit Suisse First Boston LLC, Lehman Brothers International (Europe), and Lehman Brothers Inc.) of the senior subordinated notes and senior secured notes, pursuant to a purchase agreement among Pregis, the guarantors and the initial purchasers, dated October 6, 2005, as amended, have informed us that they intend to make a market in the notes. However, the initial purchasers are not obligated to do so and may cease their market-making at any time. In addition, such market-making activity may be limited during the pendency of any exchange offer we pursue. In addition, although we have applied to list the outstanding senior secured floating rate notes on the Irish Stock Exchange, we cannot assure you that such notes will become or remain listed.
     The liquidity of the trading market in the notes, and the market price quoted for the notes, may be adversely affected by a number of factors, including
•	the number of noteholders;

•	our operating performance and financial condition;

•	our ability to complete the exchange offer;

•	the market for similar securities;

•	the interest of securities dealers in making a market for the notes; and

•	prevailing interest rates.
     As a result, an active trading market may not develop for the notes. If no active trading market develops, noteholders may not be able to resell notes at their fair market value or at all. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of these securities. We cannot assure you that the market for the notes will be free from similar disruptions. Any such disruptions could have an adverse effect on noteholders.
Risks Related to the Senior Secured Floating Rate Notes
There may not be sufficient collateral to pay all or any of the senior secured floating rate notes.
     Debt under the senior secured credit facilities (which we refer to as first priority lien obligations) is secured by a pledge of substantially all of Pregis’s and the guarantors’ property and assets (subject to certain exceptions), 100% of the capital stock of Pregis’s and the guarantors’ direct and indirect domestic subsidiaries and 66% of the capital stock or other securities of Pregis’s and the guarantors’ direct foreign subsidiaries. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, our subsidiaries, or any future subsidiary, the first priority lien obligations will have a senior claim to the assets that are pledged as collateral before the collateral may be available for making any payments on the senior secured floating rate notes.
     At December 31, 2006, there was $175.5 million of debt outstanding under Pregis’s senior secured credit facilities, up to an additional $44.6 million available for borrowing under the senior secured revolving credit facility and $100.0 million available for borrowing under the term loan facilities subject to certain conditions. In addition, other arrangements that are customarily secured, such as hedging agreements, surety bonds, letters of credit, and treasury management agreements, may be secured by first priority liens.
     No appraisals of any collateral have been prepared. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral and our high degree of leverage. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral will be sufficient to pay any of Pregis’s obligations under the senior secured floating rate notes, in full or at all, after first applying any proceeds from the collateral to satisfy the first priority lien obligations. In addition, the book value of the collateral should not be relied on as a measure of realizable value for such assets. By its nature, portions of the collateral may be illiquid and may have no readily ascertainable market value. Accordingly, there can be no assurance that the collateral can be sold in a short period of time in an orderly manner. A significant portion of the collateral includes assets that may only be usable, and thus retain value, as part of the existing operating business of our company. Accordingly, any such sale of the collateral separate from the sale of certain of our operating businesses may not be feasible or of significant value.

Holders of the senior secured floating rate notes will not control decisions regarding collateral.
     The holders of the first priority lien obligations control substantially all matters related to the collateral securing the senior secured floating rate notes. The holders of the first priority lien obligations may cause the collateral agent to dispose of, release, or foreclose on, or take other actions with respect to, the collateral with which holders of the senior secured floating rate notes may disagree or that may be contrary to the interests of holders of the senior secured floating rate notes. To the extent collateral is released from securing the first priority lien obligations, the second priority liens securing the senior secured floating rate notes will also be released. If all of the first priority liens are released, and no event of default under the indenture governing the senior secured floating rate notes exists, all of the second priority liens will be released. In addition, the security documents generally provide that, so long as the first priority lien obligations are in effect, the holders of the first priority lien obligations may change, waive, modify or vary the security documents without the consent of the holders of the senior secured floating rate notes, provided that any such change, waiver or modification does not materially adversely affect the rights of the holders of the senior secured floating rate notes and not the other secured creditors in a like or similar manner. The security agreement prohibits second priority lien holders from foreclosing on the collateral as long as the first priority lien obligations remain outstanding. In addition, to the extent that the holders of the first priority liens elect not to perfect their security interest in collateral, the second priority lien will not be perfected as to these rights.
Rights of holders of the senior secured floating rate notes in the collateral may be adversely affected by bankruptcy proceedings.
     The right of the collateral agent to repossess and dispose of the collateral securing the senior secured floating rate notes upon acceleration is likely to be significantly impaired by federal bankruptcy law if bankruptcy proceedings are commenced by or against us prior to or possibly even after the collateral agent has repossessed and disposed of the collateral. Under the U.S. Bankruptcy Code, a secured creditor, such as the collateral agent, is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from a debtor, without bankruptcy court approval. In addition, the rights of holders of senior secured floating rate notes in the collateral will be subject to the rights of any holders of obligations secured by first priority liens in the collateral. Those holders of other obligations will have secured claims senior to the claims of the holders of the senior secured floating rate notes with respect to the collateral. Moreover, bankruptcy law permits the debtor to continue to retain and to use collateral, and the proceeds, products, rents, or profits of the collateral, even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such time as the court in its discretion determines, for any diminution in the value of the collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case.
     In view of the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the senior secured floating rate notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent would repossess or dispose of the collateral, or whether or to what extent holders of senior secured floating rate notes would be compensated for any delay in payment of loss of value of the collateral through the requirements of “adequate protection.” Furthermore, in the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the senior secured floating rate notes, as well as all obligations secured by first priority liens on the collateral, the holders of the senior secured floating rate notes would have “undersecured claims” as to the difference. Federal bankruptcy laws do not provide “adequate protection” for undersecured claims or permit the payment or accrual of interest, costs, and attorneys’ fees for “undersecured claims” during the debtor’s bankruptcy case.
Rights of holders in the collateral may be adversely affected by the “one-action rule” in the state of California.
     We own real property in California, and may in the future acquire additional real property in California, which will secure the senior secured floating rate notes or the related guarantees. As of December 31, 2006, the book value of our real property in California equals approximately $9.6 million. California has an extensive and complicated body of law, commonly known as the “one-action rule,” relating to the exercise of remedies against real property collateral by a secured creditor. These rules mandate, among other things, that a creditor who holds an obligation secured, whether in whole or in part, by California real property may only enforce the obligation by commencing a judicial foreclosure case in which all California real property collateral must be included or causing the trustee under a California deed of trust to initiate a non-judicial trustee’s sale. To the extent that collateral includes real estate in California, the “one-action” rule will be applicable to any potential enforcement by the collateral agent of its rights as a secured creditor. In essence, this rule requires that a creditor may bring only a single action for the recovery of debt or the enforcement of any rights secured by a mortgage or deed of trust upon California real property.

     The “one-action” rule also imposes a “fair value” limit upon the recovery of a deficiency judgment following a judicial foreclosure (as compared to a non-judicial trustee’s sale which results in a bar of any deficiency judgment). Thus, a creditor who seeks to foreclose judicially must first obtain a decree of foreclosure and then cause the sale of all encumbered realty. No later than three months after the sale of the encumbered realty at a public auction, the creditor must give notice of a “fair value” hearing at which the court must determine as a factual matter the “fair value” as of the date of sale of all foreclosed collateral. It is this finding of “fair value,” not the successful bid at a foreclosure sale, which is then deducted from the unpaid balance set forth in the Decree of Foreclosure to determine whether recovery of any deficiency judgment will be allowed under California law. This rule can also be used in California by a borrower as an affirmative defense to force a creditor to exercise its remedies against all collateral in a single action. Even if the borrower does not assert this defense, the one-action rule could operate as a limitation on a creditor, in that the creditor may be deemed to have made an election of remedies if the creditor improperly exercises any of its remedies against the borrower, and the creditor’s lien over the California real property collateral may be extinguished or, in some instances, recovery of the obligation may be barred altogether. The holders of the first priority lien obligations control substantially all matters related to collateral enforcement. In these circumstances, actions taken by the collateral agent pursuant to directions from the holders of the first priority lien obligations may adversely affect the rights and remedies of the holders of the senior secured floating rate notes.
     The California courts have also identified the so-called “sanction aspect” of the one-action rule to punish violations of the rule. As a result, certain conduct deemed to violate the statutory mandate to exhaust all real property collateral before recovery of a judgment against the obligor or obtaining recourse to assets not expressly hypothecated as collateral will trigger the “sanction aspect.” For example, a creditor who exercises an equitable right or a right of set-off will be deemed to have violated the “one-action” rule and, at a minimum, may no longer exercise its remedies against California real property collateral. Similarly, obtaining a judgment upon an obligation secured by California real property collateral, whether in the State of California or in any other state, prior to the exhaustion of all California real property collateral by a method authorized by the “one-action” rule, will result in a forced judicial waiver of all such real property collateral. In extreme instances, the California Supreme Court has held that the “sanction aspect” may also require forfeiture of any right to enforce the unpaid obligation. Notwithstanding this provision of the indenture governing the senior secured floating rate notes, in the event a holder of a senior secured floating rate note does exercise any remedy during such time, there remains a risk that the one-action rule could adversely affect the ability of the collateral agent or the holders of the senior secured floating rate notes to exercise other remedies against the California real property collateral.
     In addition, California statutes provide borrowers with the right to rescind an acceleration of a secured debt obligation by curing past defaults within specified time periods.
Environmental laws may decrease the value of the real property collateral securing the senior secured floating rate notes and may result in noteholders being liable for environmental cleanup costs.
     The senior secured floating rate notes and the related guarantees are secured by liens on real property that may be subject to both known and unforeseen environmental risks, and these risks may reduce or eliminate the value of the real property as collateral for the senior secured floating rate notes. The costs of complying with laws relating to the protection of the environment may be significant. See “—Risks Related to Our Business—The cost of complying with laws relating to the protection of the environment may be significant.”
     Moreover, under federal and certain state environmental laws, a secured noteholder may be liable for an issuer’s environmental matters if the noteholder or its agents or employees have actually participated in the management of the operations of the issuer, even though the environmental damage or threat was caused by a third party, a prior owner, a current owner or an operator other than that noteholder. Under federal environmental laws, “participation in management” generally requires actual participation in, and not merely the capacity to influence, the operations of the subject facility. This would generally require that the noteholder has exercised control with respect to environmental compliance or over all or substantially all of the non-environmental operational functions. Similarly, the noteholder becomes liable in various circumstances, including when it:
•	holds the facility or property as an investment, including leasing the facility or property to a third party;

•	fails to sell, re-lease or otherwise divest itself of the property at the earliest practicable, commercially reasonable time, on commercially reasonable terms; or

•	fails to properly address environmental conditions at the facility or property.

The equity interests and other securities securing the senior secured floating rate notes will be deemed not to be collateral to the extent the pledge of such equity interests or other securities would require the filing with the SEC of separate financial statements for any subsidiaries that shall have issued such equity interests or other securities.
     The indenture governing the senior secured floating rate notes and the related security documents provide that, to the extent that any rule would require the filing with the SEC (or any other governmental agency) of separate financial statements of any of our subsidiaries due to the fact that such subsidiary’s capital stock or other ownership interests or other securities secure the senior secured floating rate notes, then such equity interests or other securities will automatically be deemed not to be part of the collateral to the extent necessary to not be subject to such requirement. In such event, the security documents provide for an automatic release of the second priority liens on the appropriate amount of such capital stock or other securities. Current SEC rules could require certain subsidiaries to file separate financial statements with the SEC. As a result, the capital stock or other securities of such subsidiaries will not be part of the collateral to the extent necessary to avoid this requirement.
     The collateral includes all of the capital stock or other securities of Pregis’s and the guarantors’ existing or future direct or indirect domestic subsidiaries and 66% of the capital stock or other securities of Pregis’s and the guarantors’ existing or future direct foreign subsidiaries, but only to the extent that the inclusion of such capital stock or other securities will mean that the par value, book value as carried by us, or market value (whichever is greatest) of any such capital stock or other securities of any subsidiary is not equal to or greater than 20% of the aggregate principal amount of senior secured floating rate notes outstanding. Our foreign operations are held by a single intermediate foreign holding company, which is our direct foreign subsidiary. The value of such holding company’s capital stock as of December 31, 2006 significantly exceeded the 20% threshold. In addition, the value of the capital stock of Pregis Innovative Packaging Inc. and Hexacomb Corporation as of December 31, 2006 significantly exceeded the 20% threshold. As a result, a significant portion of such intermediate foreign holding company’s capital stock, of Pregis Innovative Packaging Inc.’s capital stock, and of Hexacomb Corporation’s capital stock is excluded from the collateral securing the senior secured floating rate notes (but not from the collateral securing the bank lenders under the senior secured credit facilities).
Pregis may incur additional indebtedness secured on the same or a prior basis to the senior secured floating rate notes and the related guarantees.
     The indenture governing the senior secured floating rate notes permits Pregis (1) to secure with first priority liens on the collateral (a) hedging obligations, (b) an amount of indebtedness that would result in the ratio of Pregis’s total secured indebtedness (other than indebtedness secured by second or third priority liens on the collateral) to Pregis’s consolidated cash flow being equal to 3.0 to 1.0 and (c) up to $50 million of additional indebtedness and (2) to secure an unlimited principal amount of additional senior secured floating rate notes with second priority liens on the collateral provided that the indebtedness represented by such additional notes could be incurred under such indenture.
     If Pregis incurs any additional indebtedness that is secured on a prior basis to the senior secured floating rate notes, such notes will be effectively junior to Pregis’s obligations under such additional indebtedness to the extent of the value of the collateral. Thus, such additional indebtedness, like Pregis’s obligations under the senior secured credit facilities, will have a senior claim to the assets that are pledged as collateral before the collateral may be available for making any payments on the senior secured floating rate notes. If Pregis issue additional senior secured floating rate notes, the holders of such notes will be entitled to share ratably with the holders of the senior secured floating rate notes in any proceeds distributed in connection with any foreclosure upon the collateral or an insolvency, liquidation, reorganization, dissolution or other winding-up of our company. The foregoing considerations may have the effect of reducing or even eliminating the amount of proceeds paid to holders of senior secured floating rate notes.
Noteholders may face foreign exchange risks as a result of investing in the senior secured floating rate notes.
     The senior secured floating rate notes are denominated and payable in euros. Noteholders who are U.S. investors will entail foreign exchange-related risks due to, among other factors, possible significant changes in the value of the euro relative to the U.S. dollar because of economic, political and other factors over which we have no control. Depreciation of the euro against the U.S. dollar could cause a decrease in the effective yield of the senior secured floating rate notes below their stated coupon rates and could cause noteholders to suffer a loss on a U.S. dollar basis.
Noteholders may face tax consequences as a result of investing in the senior secured floating rate notes.
     The senior secured floating rate notes are denominated in and payable in euros. Noteholders who are U.S. investors may have to comply with complex rules requiring them to translate interest earned and gain or loss realized from euros into U.S. dollars. Accordingly, noteholders may be required to recognize taxable gain or loss as a result of the movement in exchange rates between the time of purchase and the time of disposition of an exchange note, which will be treated as ordinary income or loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Financial Officer.

32.1	Certification of Pregis Holding II Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREGIS HOLDING II CORPORATION
Date: May 15, 2007	By:	/s/ Timothy J. Cunningham
Timothy J. Cunningham
Chief Financial Officer (principal financial officer and principal accounting officer)