Form 10-Q
period 2007-06-30
Pregis Holding II CORP
filed 2007-08-14
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of June 30, 2007.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q
INDEX
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$60,447	$45,667
Accounts receivable
Trade, net of allowances of $4,214 and $4,055, respectively	154,712	142,472
Other	8,840	2,535
Inventories, net	105,876	92,196
Deferred income taxes	3,886	3,951
Due from Pactiv	6,630	14,735
Prepayments and other current assets	7,955	8,221

Total current assets	348,346	309,777
Property, plant and equipment, net	264,475	270,646
Other assets
Goodwill	134,786	135,232
Intangible assets, net	45,141	47,139
Deferred financing costs, net	10,651	11,271
Due from Pactiv, long-term	13,213	10,922
Other	13,900	12,045

Total other assets	217,691	216,609

Total assets	$830,512	$797,032

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,018	$1,854
Accounts payable	103,846	78,557
Accrued income taxes	10,239	16,091
Accrued payroll and benefits	16,953	19,356
Accrued interest	6,437	6,308
Other	20,787	20,093

Total current liabilities	160,280	142,259
Long-term debt	458,398	453,463
Deferred income taxes	36,005	34,717
Long-term income tax liabilities	10,461	6,939
Pension and related liabilities	9,671	9,039
Other	6,148	6,355
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	149,284	149,101
Accumulated deficit	(8,736)	(11,809)
Accumulated other comprehensive income	9,001	6,968

Total stockholder’s equity	149,549	144,260

Total liabilities and stockholder’s equity	$830,512	$797,032

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$241,530	$230,329	$480,547	$455,720
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	180,829	176,409	358,648	351,444
Selling, general and administrative	32,714	30,690	64,696	60,779
Depreciation and amortization	13,818	13,698	26,494	26,334

Total operating costs and expenses	227,361	220,797	449,838	438,557

Operating income	14,169	9,532	30,709	17,163
Interest expense	11,860	10,452	23,121	20,419
Interest income	(385)	(58)	(432)	(114)
Foreign exchange gain, net	(1,149)	(3,228)	(1,722)	(3,864)

Income before income taxes	3,843	2,366	9,742	722
Income tax expense	3,017	590	6,669	864

Net income (loss)	$826	$1,776	$3,073	$(142)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income (loss)	$3,073	$(142)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	26,494	26,334
Deferred income taxes	1,678	(2,246)
Unrealized foreign exchange gain	(1,878)	(3,821)
Amortization of deferred financing costs	1,079	1,193
Stock compensation expense	183	93
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and other receivables, net	(9,134)	(11,405)
Inventories, net	(12,033)	(6,747)
Prepayments and other current assets	348	(416)
Accounts payable	23,501	1,792
Accrued taxes	(2,737)	34
Accrued interest	129	(2,303)
Other current liabilities	(2,314)	564
Other, net	(507)	244

Cash provided by operating activities	27,882	3,174

Investing activities
Capital expenditures	(13,768)	(8,300)
Proceeds from sale of assets	209	387
Purchase price adjustments on acquisition of Pregis businesses	—	(1,751)
Acquisition of business, net of cash acquired	—	(4,886)
Other, net	(35)	(136)

Cash used in investing activities	(13,594)	(14,686)

Financing activities
Repayment of long-term debt	(897)	(859)
Other, net	376	(14)

Cash used in financing activities	(521)	(873)
Effect of exchange rate changes on cash and cash equivalents	1,013	2,158

Increase (decrease) in cash and cash equivalents	14,780	(10,227)
Cash and cash equivalents, beginning of period	45,667	54,141

Cash and cash equivalents, end of period	$60,447	$43,914

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
     Pregis Corporation, along with Pregis Holding II Corporation (“Pregis Holding II” or the “Company”) and Pregis Holding I Corporation (“Pregis Holding I”), were formed by AEA Investors LLC and its affiliates (the “Sponsors”) for the purpose of acquiring the outstanding shares of capital stock of Pactiv Corporation’s subsidiaries comprising its global protective packaging and European specialty packaging businesses (the “Acquisition”).
     The Stock Purchase Agreement entered into in connection with the Acquisition indemnified the Company for payment of certain liabilities relating to the period prior to the Acquisition (the “predecessor period”). Indemnification amounts for recorded liabilities, which primarily relate to predecessor period income tax liabilities, are reflected in the balance sheet as amounts due from Pactiv.
Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year. The unaudited interim financial statements included herein should be read in conjunction with the audited consolidated and combined financial statements and notes thereto for Pregis Holding II Corporation for the year ended December 31, 2006, included in Pregis’s registration statement on Form S-4 filed with the SEC.
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

2. INVENTORIES
     The major components of net inventories are as follows:

	June 30,	December 31,
	2007	2006
Finished goods	$52,368	$44,895
Work-in-process	18,446	15,676
Raw materials	31,355	28,287
Other materials and supplies	3,707	3,338

	$105,876	$92,196

3. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill balances by reportable segment for the six months ended June 30, 2007 are as follows:

	December 31,	Foreign Currency	Other	June 30,
Segment	2006	Translation	Adjustments	2007
Protective Packaging	$83,112	$(736)	$(786)	$81,590
Flexible Packaging	14,149	244	—	14,393
Hospital Supplies	29,296	843	—	30,139
Rigid Packaging	8,675	274	(285)	8,664

Total	$135,232	$625	$(1,071)	$134,786

     Other adjustments relate primarily to the reversal of valuation allowances established against deferred tax assets in purchase accounting, based on the current expected utilization of such deferred tax assets.
     The Company’s other intangible assets are summarized as follows:

	Average	June 30, 2007		December 31, 2006
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$41,514	$6,337	$41,106	$4,496
Patents	10	484	107	483	76
Non-compete agreements	2	3,081	2,145	3,152	1,449
Software	3	1,247	647	1,068	447
Land use rights and other	32	1,439	431	1,477	298
Intangible assets not subject to amortization:
Trademarks and trade names		7,043	—	6,619	—

Total		$54,808	$9,667	$53,905	$6,766

     Amortization expense related to intangible assets totaled $1,478 and $1,602 for the three months ended June 30, 2007 and 2006, respectively, and $2,652 and $2,505 for the six months ended June 30, 2007 and 2006, respectively.

4. DEBT
     The Company’s long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$86,460	$86,900
Term B-2 facility, due October, 2012	90,394	88,645
Senior secured notes, due April, 2013	135,300	132,010
Senior subordinated notes, due October, 2013, net of discount of $2,378 at June 30, 2007 and $2,501 at December 31, 2006	147,622	147,499
Other	640	263

Total debt	460,416	455,317
Less: current portion	(2,018)	(1,854)

Long-term debt	$458,398	$453,463

     For the six months ended June 30, 2007 and 2006, the revaluation of the Company’s euro-denominated senior secured notes and Term B-2 facility resulted in unrealized foreign exchange losses of $5,496 and $15,815, respectively. These unrealized losses have been offset by unrealized gains of $6,900 and $19,368 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the six months ended June 30, 2007 and 2006, respectively. These amounts are included net within foreign exchange gains in the Company’s statement of operations.
5. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
     In order to manage its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt, in November 2005, the Company entered into an interest rate swap arrangement to swap a notional amount of 65.0 million euros from EURIBOR-based floating rates to fixed rates over the period of January 2006 to January 2010. The swap arrangement was designated as a cash flow hedge. Changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in other comprehensive income (OCI) until the underlying transaction is recorded. The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense. For the three and six months ended June 30, 2007, the swap resulted in a reduction to interest expense of $138 and $236, respectively. For the three and six months ended June 30, 2006, the adjustment to interest expense was negligible. At June 30, 2007, the fair value of this instrument was estimated to be an asset of $2,509, based on quoted market prices, and is reported within other assets in the Company’s balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At June 30, 2007, the fair value of the Company’s senior secured notes and senior subordinated notes was estimated to be $138,852 and $168,188, respectively, based on quoted market prices.

6. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands, and three small, defined benefit pension plans covering certain current or former employees of its German businesses.
     The components of net periodic pension cost for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost of benefits earned	$941	$780	$1,792	$1,511
Interest cost on benefit obligations	1,448	1,171	2,756	2,268
Expected return on plan assets	(1,746)	(1,341)	(3,324)	(2,598)

Net periodic pension cost	$643	$610	$1,224	$1,181

7. INCOME TAXES
     Effective January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. The Company’s adoption of FIN 48 resulted in reclassification of certain tax liabilities from current to non-current and no impact to retained earnings. The Company also reclassified certain tax liability amounts in the December 31, 2006 balance sheet from current to non-current to be consistent with the 2007 presentation.
     As of June 30, 2007 and January 1, 2007, the Company had non-current liabilities totaling $10,461 and $9,281 for unrecognized tax benefits, of which $2,710 and $1,391 would affect the effective tax rate, if recognized. Included within the Company’s liabilities for unrecognized tax benefits at June 30, 2007 and January 1, 2007 is $7,751 and $7,890, respectively, subject to indemnification under the Stock Purchase Agreement with Pactiv. The indemnified amounts are included within the amounts due from Pactiv.
     The Company accounts for interest and penalties related to income tax matters in income tax expense. For the three and six months ended June 30, 2007, the amount of interest and penalties recorded in income tax expense was insignificant. As of June 30, 2007 and January 1, 2007, the total amount of accrued interest and penalties recorded in the Company’s balance sheet was $3,314, of which $3,312, is subject to indemnification under the Stock Purchase Agreement.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. The U.S. federal income tax returns for the years 2003 through 2006 are subject to potential examination by the Internal Revenue Service. The Company is currently subject to examination in Germany for the years 1999 to 2005, Belgium for the years 2004 to 2005, and Egypt for the years 2002 to 2004. The Company remains subject to potential examination in Germany for the years 2002 to 2006, Belgium for the year 2006, the United Kingdom for the years 2005 to 2006, and Italy for the years 2003 to 2006. Income tax liabilities relating to the pre-acquisition period are indemnified by Pactiv under the Stock Purchase Agreement.

     It is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease within the next twelve months; however, the Company does not expect such increases or decreases to be significant.
     The Company’s effective tax rates were 68.5% and 119.7% for the six months ended June 30, 2007 and 2006, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Six Months Ended June 30,
	2007	2006
U.S. federal income tax rate	35.00%	35.00%
Changes in income tax rate resulting from:
Foreign rate differential	2.25	(15.95)
State and local taxes on income, net of U.S. federal income tax benefit	2.58	(9.22)
Non-deductible interest expense	13.53	—
Valuation allowance	13.08	113.43
Impact of rate changes on deferred tax liabilities	—	(12.45)
Other	2.02	8.86

Income tax expense	68.46%	119.67%

8. RELATED PARTY TRANSACTIONS
     In connection with the Acquisition, the Company entered into a management agreement with its Sponsors, who provide various advisory and consulting services. The Company incurs a quarterly expense of $375 for fees under this agreement.
     The Company had sales to affiliates of AEA Investors LLP totaling $1,129 and $1,999 for the three and six months ended June 30, 2007, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LLP totaling $2,028 and $3,594, respectively.
     Certain members of the Company’s management have purchased shares in Pregis Holding I through the Pregis Holding I Corporation Employee Stock Purchase Plan. As of June 30, 2007, management held 225.17 shares in Pregis Holding I, representing 1.5 % of Pregis Holding I’s issued and outstanding equity.
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
     Net sales by reportable segment for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Protective Packaging	$154,787	$153,863	$311,552	$306,336
Flexible Packaging	43,941	37,378	86,602	75,403
Hospital Supplies	18,341	16,317	37,196	32,522
Rigid Packaging	25,068	23,899	47,066	44,094
Eliminations	(607)	(1,128)	(1,869)	(2,635)

Net sales	$241,530	$230,329	$480,547	$455,720

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
     The following table presents operating income by reportable segment and reconciles the total segment operating income to income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Segment operating income:
Protective Packaging	$13,127	$9,665	$27,338	$16,557
Flexible Packaging	3,745	1,739	7,016	5,141
Hospital Supplies	1,013	1,539	2,925	3,013
Rigid Packaging	445	882	765	1,118

Total segment operating income	18,330	13,825	38,044	25,829
Unallocated expenses	(4,161)	(4,293)	(7,335)	(8,666)

Operating income	14,169	9,532	30,709	17,163
Interest expense	(11,860)	(10,452)	(23,121)	(20,419)
Interest income	385	58	432	114
Foreign exchange gain, net	1,149	3,228	1,722	3,864

Income before income taxes	$3,843	$2,366	$9,742	$722

     Unallocated expenses represent the costs of support functions, including information technology, finance, human resources, legal and executive management. These expenses have not been allocated to the reporting segments for purposes of measuring their segment performance.
10. COMPREHENSIVE INCOME
     Total comprehensive income and its components for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$826	$1,776	$3,073	$(142)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,354	1,900	1,375	2,381
Net change in fair value of hedging instrument	550	380	657	1,167

Comprehensive income	$2,730	$4,056	$5,105	$3,406

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
Financing commitments
     At June 30, 2007, the Company had $7,242 of letters of credit outstanding under its senior credit facilities and other financing lines with local banks.
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
13. SUBSEQUENT EVENT
     On July 4, 2007, the Company paid approximately $12.0 million, including estimated direct costs, to acquire all of the outstanding share capital of Petroflax S.A., a leading producer and distributor of foam-based products, located in Romania. The acquisition was financed with cash-on-hand.

14. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$19,535	$—	$40,912	$—	$60,447
Accounts receivable
Trade, net of allowances	—	323	34,275	120,114	—	154,712
Affiliates	—	24,192	20,502	3,656	(48,350)	—
Other	—	—	251	8,589	—	8,840
Inventories, net	—	—	33,491	72,385	—	105,876
Deferred income taxes	—	219	2,802	865	—	3,886
Due from Pactiv	—	72	494	6,064	—	6,630
Prepayments and other current assets	—	2,340	1,340	4,275	—	7,955

Total current assets	—	46,681	93,155	256,860	(48,350)	348,346
Investment in subsidiaries and intercompany balances	149,549	574,992	—	—	(724,541)	—
Property, plant and equipment, net	—	—	88,527	175,948	—	264,475
Other assets
Goodwill	—	—	85,597	49,189	—	134,786
Intangible assets, net	—	—	19,854	25,287	—	45,141
Other	—	13,160	3,182	21,422	—	37,764

Total other assets	—	13,160	108,633	95,898	—	217,691

Total assets	$149,549	$634,833	$290,315	$528,706	$(772,891)	$830,512

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,800	$—	$218	$—	$2,018
Accounts payable	—	2,202	21,034	80,610	—	103,846
Accounts payable, affiliates	—	19,723	13,282	15,345	(48,350)	—
Accrued taxes	—	(16)	726	9,529	—	10,239
Accrued payroll and benefits	—	1,056	4,374	11,523	—	16,953
Accrued interest	—	6,436	—	1	—	6,437
Other	—	10	7,848	12,929	—	20,787

Total current liabilities	—	31,211	47,264	130,155	(48,350)	160,280
Long-term debt	—	457,976	—	422	—	458,398
Intercompany balances	—	—	163,009	279,617	(442,626)	—
Deferred income taxes	—	(5,465)	27,024	14,446	—	36,005
Other	—	1,562	4,417	20,301	—	26,280
Total stockholder’s equity	149,549	149,549	48,601	83,765	(281,915)	149,549

Total liabilities and stockholder’s equity	$149,549	$634,833	$290,315	$528,706	$(772,891)	$830,512

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$7,949	$37,718	$—	$45,667
Accounts receivable Trade, net of allowances	—	—	39,270	103,202	—	142,472
Affiliates	—	66,505	75,303	3,697	(145,505)	—
Other	—	—	256	2,279	—	2,535
Inventories, net	—	—	32,465	59,731	—	92,196
Deferred income taxes	—	219	2,802	930	—	3,951
Due from Pactiv	—	72	—	14,663	—	14,735
Prepayments and other current assets	—	2,378	1,868	3,975	—	8,221

Total current assets	—	69,174	159,913	226,195	(145,505)	309,777
Investment in subsidiaries and intercompany balances	144,260	561,986	—	—	(706,246)	—
Property, plant and equipment, net	—	—	92,209	178,437	—	270,646
Other assets
Goodwill	—	—	85,597	49,635	—	135,232
Intangible assets, net	—	—	21,050	26,089	—	47,139
Other	—	12,737	3,320	18,181	—	34,238

Total other assets	—	12,737	109,967	93,905	—	216,609

Total assets	$144,260	$643,897	$362,089	$498,537	$(851,751)	$797,032

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,778	$—	$76	$—	$1,854
Accounts payable	—	—	21,660	56,897	—	78,557
Accounts payable, affiliates	—	40,659	88,433	16,413	(145,505)	—
Accrued taxes	—	55	545	15,491	—	16,091
Accrued payroll and benefits	—	—	9,046	10,310	—	19,356
Accrued interest	—	6,310	—	(2)	—	6,308
Other	—	496	7,817	11,780	—	20,093

Total current liabilities	—	49,298	127,501	110,965	(145,505)	142,259
Long-term debt	—	453,276	—	187	—	453,463
Intercompany balances	—	—	185,944	272,713	(458,657)	—
Deferred income taxes	—	(4,229)	23,334	15,612	—	34,717
Other	—	1,292	4,321	16,720	—	22,333
Total stockholder’s equity	144,260	144,260	20,989	82,340	(247,589)	144,260

Total liabilities and stockholder’s equity	$144,260	$643,897	$362,089	$498,537	$(851,751)	$797,032

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$86,570	$156,836	$(1,876)	$241,530
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	60,817	121,888	(1,876)	180,829
Selling, general and administrative	—	4,009	10,937	17,768	—	32,714
Depreciation and amortization	—	—	4,935	8,883	—	13,818

Total operating costs and expenses	—	4,009	76,689	148,539	(1,876)	227,361

Operating income (loss)	—	(4,009)	9,881	8,297	—	14,169
Interest expense	—	(787)	5,417	7,230	—	11,860
Interest income	—	(336)	—	(49)	—	(385)
Foreign exchange gain	—	(978)	—	(171)	—	(1,149)
Equity in income of subsidiaries	(826)	(1,586)	—	—	2,412	—

Income (loss) before income taxes	826	(322)	4,464	1,287	(2,412)	3,843
Income tax expense (benefit)	—	(1,148)	2,248	1,917	—	3,017

Net income (loss)	$826	$826	$2,216	$(630)	$(2,412)	$826

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$91,271	$141,023	$(1,965)	$230,329
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	68,539	109,835	(1,965)	176,409
Selling, general and administrative	—	419	14,523	15,748	—	30,690
Depreciation and amortization	—	—	4,911	8,787	—	13,698

Total operating costs and expenses	—	419	87,973	134,370	(1,965)	220,797

Operating income (loss)	—	(419)	3,298	6,653	—	9,532
Interest expense	—	(1,428)	5,690	6,190	—	10,452
Interest income	—	(1)	—	(57)	—	(58)
Foreign exchange (gain) loss	—	(2,898)	6	(336)	—	(3,228)
Equity in earnings of subsidiaries	(1,776)	(584)	—	—	2,360	—

Income (loss) before income taxes	1,776	4,492	(2,398)	856	(2,360)	2,366
Income tax expense (benefit)	—	2,716	(3,048)	922	—	590

Net income (loss)	$1,776	$1,776	$650	$(66)	$(2,360)	$1,776

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$173,017	$311,079	$(3,549)	$480,547
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	123,162	239,035	(3,549)	358,648
Selling, general and administrative	—	7,130	22,090	35,476	—	64,696
Depreciation and amortization	—	—	8,766	17,728	—	26,494

Total operating costs and expenses	—	7,130	154,018	292,239	(3,549)	449,838

Operating income (loss)	—	(7,130)	18,999	18,840	—	30,709
Interest expense	—	(2,299)	11,073	14,347	—	23,121
Interest income	—	(338)	—	(94)	—	(432)
Foreign exchange (gain) loss	—	(1,860)	(2)	140	—	(1,722)
Equity in income of subsidiaries	(3,073)	(4,283)	—	—	7,356	—

Income before income taxes	3,073	1,650	7,928	4,447	(7,356)	9,742
Income tax expense (benefit)	—	(1,423)	3,690	4,402	—	6,669

Net income	$3,073	$3,073	$4,238	$45	$(7,356)	$3,073

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$180,852	$278,288	$(3,420)	$455,720
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	139,640	215,224	(3,420)	351,444
Selling, general and administrative	—	844	29,108	30,827	—	60,779
Depreciation and amortization	—	—	9,750	16,584	—	26,334

Total operating costs and expenses	—	844	178,498	262,635	(3,420)	438,557

Operating income (loss)	—	(844)	2,354	15,653	—	17,163
Interest expense	—	(2,921)	11,383	11,957	—	20,419
Interest income	—	(1)	—	(113)	—	(114)
Foreign exchange (gain) loss	—	(4,029)	16	149	—	(3,864)
Equity in loss of subsidiaries	142	2,715	—	—	(2,857)	—

Income (loss) before income taxes	(142)	3,392	(9,045)	3,660	2,857	722
Income tax expense (benefit)	—	3,534	(5,124)	2,454	—	864

Net income (loss)	$(142)	$(142)	$(3,921)	$1,206	$2,857	$(142)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$3,073	$3,073	$4,238	$45	$(7,356)	$3,073
Non-cash adjustments	(3,073)	(6,502)	12,456	17,319	7,356	27,556
Changes in operating assets and						—
liabilities	—	24,303	(20,483)	(6,567)	—	(2,747)

Cash (used in) provided by operating activities	—	20,874	(3,789)	10,797	—	27,882

Investing activities
Capital expenditures	—	—	(4,694)	(9,074)	—	(13,768)
Proceeds from sale of assets	—	—	92	117	—	209
Other, net	—	—	—	(35)	—	(35)

Cash used in investing activities	—	—	(4,602)	(8,992)	—	(13,594)

Financing activities
Intercompany activity	—	(442)	442	—	—	—
Repayment of long-term debt	—	(897)	—	—	—	(897)
Other, net	—	—	—	376	—	376

Cash used in (provided by)	—	(1,339)	442	376	—	(521)
financing activities
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,013	—	1,013

Increase (decrease) in cash and cash equivalents	—	19,535	(7,949)	3,194	—	14,780
Cash and cash equivalents, beginning of period	—	—	7,949	37,718	—	45,667

Cash and cash equivalents, end of period	$—	$19,535	$—	$40,912	$—	$60,447

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(142)	$(142)	$(3,921)	$1,206	$2,857	$(142)
Non-cash adjustments	142	3,505	4,057	16,706	(2,857)	21,553
Changes in operating assets and						—
liabilities, net of effects of acquisitions	—	(17,131)	(1,650)	544	—	(18,237)

Cash (used in) provided by operating activities	—	(13,768)	(1,514)	18,456	—	3,174

Investing activities
Capital expenditures	—	—	(2,176)	(6,124)	—	(8,300)
Proceeds from sale of assets	—	—	19	368	—	387
Purchase price adjustment on acquisition of Pregis businesses	—	(1,751)	—	—	—	(1,751)
Acquisition of business, net of cash acquired	—	—	—	(4,886)	—	(4,886)
Other, net	—	—	(25)	(111)	—	(136)

Cash used in investing activities	—	(1,751)	(2,182)	(10,753)	—	(14,686)

Financing activities
Repayment of long-term debt	—	(859)	—	—	—	(859)
Other, net	—	—	—	(14)	—	(14)

Cash used in financing activities	—	(859)	—	(14)	—	(873)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,158	—	2,158

Increase (decrease) in cash and cash equivalents	—	(16,378)	(3,696)	9,847	—	(10,227)
Cash and cash equivalents, beginning of period	—	16,410	10,814	26,917	—	54,141

Cash and cash equivalents, end of period	$—	$32	$7,118	$36,764	$—	$43,914

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
OVERVIEW
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We currently operate 45 facilities in 18 countries, with approximately 4,400 employees world-wide. We sell our products to a wide array of customers, including retailers, distributors, packer processors, hospitals, fabricators and directly to the end-users. Approximately 62% of our 2006 net sales were generated outside of the U.S., so we are sensitive to fluctuations in foreign currency exchange rates, primarily between the euro and pound sterling with the U.S. dollar.
     The majority of the products we sell are plastic-resin based, and therefore, our operations are highly sensitive to fluctuations in the costs of plastic resins. While resin costs declined at the end of 2006 from the peak levels attained during the year, they rose through the first half of 2007 and further increases are presently expected. Resin costs will likely continue to be a source of uncertainty for us in the near-term, and we remain committed to our disciplined focus on pricing for value and full cost recovery.
     Our 2007 second quarter and year-to-date net sales increased 4.9% and 5.4% over the comparable periods of 2006, respectively. The trends we experienced in the first quarter have continued through the second quarter, with improvements driven by favorable pricing and product mix in our U.S. businesses, partially offset by declines in product volume in our U.S. businesses due to our continued efforts to rationalize our product mix and customer base, coupled with a weakened North American economic environment. These volume declines were partly mitigated by volume improvements in our European businesses, driven by growth in our European protective packaging businesses and our flexible packaging and hospital supplies products. We continue to see strength in the international markets and in July of 2007 completed the acquisition of a Romanian producer and distributor of foam-based products, to expand our strong Central European protective packaging operations and enhance our ability to serve our customers in the neighboring regions. A considerable portion of our 2007 net sales growth was also due to favorable foreign currency translation, since the euro and pound sterling continue to strengthen in relation to the U.S. dollar.
     We generated significant improvements in profitability during the three and six months ended June 30, 2007, with our operating income increasing by 48% and 79%, respectively. We continue to benefit from productivity and efficiency initiatives being driven throughout our operations, strong pricing for value, and improved product and customer mix, principally within our U.S. businesses. We remain committed to our focus on profitable volume growth through new product innovation and expansion into new markets and applications, as well as disciplined pricing, product mix and customer optimization and productivity improvements to ensure our success in the long range.

RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Three Months Ended June 30,				Price/		Currency
	2007	2006	$ Change	% Change	Mix	Volume	Translation
	(dollars in millions)
Segment:
Protective Packaging	$154.8	$153.8	$1.0	0.7%	1.3%	(3.2)%	2.6%
Flexible Packaging	43.9	37.4	6.5	17.4%	1.7%	8.4%	7.3%
Hospital Supplies	18.3	16.3	2.0	12.3%	(2.7)%	8.0%	7.0%
Rigid Packaging	25.1	23.9	1.2	5.0%	(1.7)%	(1.6)%	8.3%
Intersegment eliminations	(0.6)	(1.1)	0.5	(45.5)%

Total	$241.5	$230.3	$11.2	4.9%	0.8%	(0.2)%	4.3%

     Net sales for three months ended June 30, 2007 increased 4.9% to $241.5 million compared to $230.3 million in the same period of 2006. The increase was a result of favorable price/mix, principally in the U.S., and favorable currency impacts. This was offset by declines in product volume, due primarily to efforts to rationalize product mix and customers within the U.S. businesses, as well as a weakened U.S. economy, although mitigated in part by higher European sales volumes.
     Our net sales for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Six Months Ended June 30,				Price/		Currency
	2007	2006	$ Change	% Change	Mix	Volume	Translation
	(dollars in millions)
Segment:
Protective Packaging	$311.5	$306.3	$5.2	1.7%	2.0%	(3.4)%	3.1%
Flexible Packaging	86.6	75.4	11.2	14.9%	(0.5)%	7.0%	8.4%
Hospital Supplies	37.2	32.5	4.7	14.5%	(2.1)%	7.8%	8.8%
Rigid Packaging	47.1	44.1	3.0	6.8%	(1.7)%	(1.1)%	9.6%
Intersegment eliminations	(1.9)	(2.6)	0.7	(26.9)%

Total	$480.5	$455.7	$24.8	5.4%	0.9%	(0.5)%	5.0%

     Net sales for six months ended June 30, 2007 increased 5.4% to $480.5 million compared to $455.7 million in the same period of 2006, also the result of favorable U.S. price/mix, higher European sales volumes and favorable currency impacts, offset in part by a decline in U.S. sales volumes, consistent with the trend in the quarter.
Segment Net Sales
     Net sales of our Protective Packaging segment increased 0.7% and 1.7% for the three and six months ended June 30, 2007 compared to the same periods of 2006. The improvement in both periods was driven by favorable price/mix, higher European product volumes and favorable foreign currency translation, offset in part by reduced U.S. product volume. The first half of 2007 has benefited from price increases implemented in the third quarter of 2006, as well as product and customer mix rationalization efforts. However, we experienced some volume decline, also due to the rationalization of product and customer mix, as well as weakened demand in the U.S. for the segment’s furniture, building and automotive products. The domestic volume declines were partly mitigated by volume growth in our European protective packaging businesses, driven by strong demand for most of our products, particularly in Southern and Central Europe. Excluding the impact of favorable foreign currency effects, net sales for the segment would have decreased 1.9% and 1.4% in the three and six months ended June 30, 2007, respectively.
     Net sales of our Flexible Packaging segment increased 17.4% and 14.9% for the three and six months ended June 30, 2007 compared to the same periods of 2006. The increase in both periods was driven by higher product sales volume, primarily in the fresh foods sector, and favorable foreign currency translation. In the second quarter, the segment benefited from higher selling prices, in response to higher raw material costs, although a less favorable product mix in the first quarter has negatively impacted year-to-date sales. Excluding the impact of favorable foreign currency effects, net sales for the segment would have increased 10.1% and 6.5% in the three and six months ended June 30, 2007, respectively.
     Net sales of our Hospital Supplies segment increased 12.3% and 14.5% for the three and six months ended June 30, 2007 compared to the same periods of 2006. The segment continues to grow product volume in fast growth, disposable medical products and surgical procedure packs; however, this has been partially offset by unfavorable pricing due to market pricing pressures. Excluding the favorable impact of foreign currency translation, net sales for the segment would have increased 5.3% and 5.7% in the three and six months ended June 30, 2007, respectively.
     Net sales of our Rigid Packaging segment increased 5.0% and 6.8% for the three and six months ended June 30, 2007 compared to the same periods of 2006. The improvement in both periods was primarily a result of favorable foreign currency translation. Excluding the favorable foreign currency impact, the segment’s net sales would have decreased 3.3% and 2.8% in the three and six months ended June 30, 2007, respectively.
Gross Margin
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales was 25.1% for the three months ended June 30, 2007, compared to 23.4% for the same period of 2006. For the six months ended June 30, 2007, our gross margin as a percentage of net sales was 25.4% compared to 22.9% for the same 2006 period. The improvement in our second quarter and year-to-date gross margin reflects savings generated by our lean manufacturing and other productivity initiatives, our ability to achieve and maintain price increases in the current volatile raw material cost environment, and higher profitability resulting from our efforts to rationalize our product mix and customer base.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $2.0 million (6.6%) and $3.9 million (6.4%) for the three and six months ended June 30, 2007 compared to the same periods of 2006, due primarily to the unfavorable impact of foreign currency translation. As a percent of net sales, selling, general and administrative costs were relatively consistent at 13.5% for the three and six months ended June 30, 2007 and 13.3% for the three and six months ended June 30, 2006.
Depreciation and Amortization Expense
     Depreciation and amortization expense remained consistent at $13.8 million and $13.7 million for the three months ended June 30, 2007 and 2006, respectively, and $26.5 million and $26.3 million for the six months ended June 30, 2007 and 2006, respectively.
Operating Income

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
Protective Packaging	$13.1	$9.7	$3.4	35.1%
Flexible Packaging	3.7	1.7	2.0	117.6%
Hospital Supplies	1.0	1.5	(0.5)	(33.3)%
Rigid Packaging	0.5	0.9	(0.4)	(44.4)%
Unallocated expenses	(4.1)	(4.2)	0.1	(2.4)%

Total operating income	$14.2	$9.6	$4.6	47.9%

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
	(dollars in millions)
Protective Packaging	$27.3	$16.6	$10.7	64.5%
Flexible Packaging	7.0	5.1	1.9	37.3%
Hospital Supplies	2.9	3.0	(0.1)	(3.3)%
Rigid Packaging	0.8	1.1	(0.3)	(27.3)%
Unallocated expenses	(7.3)	(8.6)	1.3	(15.1)%

Total operating income	$30.7	$17.2	$13.5	78.5%

     On a consolidated basis, our operating income for the three months ended June 30, 2007 totaled $14.2 million, reflecting a 48% increase over operating income of $9.6 million in the same period of 2006. For the six months ended June 30, 2007, our operating income totaled $30.7 million, also a significant improvement over operating income of $17.2 million in the comparable 2006 period. The improvement in operating income through the first half of 2007 continued to be due primarily to higher gross margins, as discussed previously.
     The majority of the increase in operating income for both the second quarter and first six months of 2007 was generated by the Protective Packaging segment. The segment’s pricing through the first half of 2007 has been favorable to the comparable 2006 period, reflecting our efforts to price for value and full cost recovery. Additionally, the segment benefited from productivity improvements and lower average raw material costs, as compared to the first half of 2006.

     The Flexible Packaging segment experienced solid improvements in operating income in both the three and six months ended June 30, 2007, due to favorable pricing and product mix weighted toward more profitable fresh food products. Hospital Supplies’ operating income declined compared to the prior periods due primarily to unfavorable price/mix and some manufacturing inefficiencies in the second quarter. Operating income of the Rigid Packaging segment also declined in the 2007 periods due primarily to unfavorable price/mix and higher raw material costs.
     Unallocated expenses represents the portion of the cost of support functions, including information technology, finance, human resources, legal and executive management, that was not allocated out to the individual reportable segments. The amount of unallocated expenses declined in the three and six months ended June 30, 2007 since more of the costs have been incurred directly by the individual operating segments.
Interest Expense
     Interest expense increased $1.4 million (13.5%) and $2.7 million (13.2%) for the three and six months ended June 30, 2007 compared to the same periods of 2006. This is due in part to strengthening of the euro relative to the U.S. dollar, which has increased the interest on our euro-denominated debt. In addition, the market rates underlying our variable rate debt have increased since 2006, and, in the first half of 2007, we also incurred approximately $1.0 million of penalty interest on our senior secured and senior subordinated notes, since we did not complete the exchange offer within the time frame specified by the registration rights agreement. We will not have a similar expense for the remainder of 2007 since the exchange offer was completed on June 15, 2007.
Foreign Exchange Gain
     In each of the three and six month periods ended June 30, 2007 and 2006, we generated net foreign exchange gains, most of which relate to net unrealized foreign exchange gains resulting from the revaluation of our euro-denominated third-party debt and inter-company loans.
Income Tax Expense
     Our effective income tax rate was approximately 68.5% for the six months ended June 30, 2007, which compares to 119.7% for the six months ended June 30, 2006. For the six months ended June 30, 2007, the Company’s effective rate was increased from the U.S. federal statutory rate of 35% primarily due to interest expense in certain foreign businesses that is not deductible for statutory purposes and establishment of additional valuation allowances. For the 2006 period, the Company’s effective rate was increased from the U.S. federal statutory rate primarily due to the non-deductibility of losses generated by certain foreign entities, thereby increasing the valuation allowance established against these losses.
Net Income (Loss)
     For the three months ended June 30, 2007, we generated net income of $0.8 million, compared to $1.8 million for the same period of 2006. For the six months ended June 30, 2007, we generated net income of $3.1 million, compared to a net loss of $0.1 million in the same period of 2006. As discussed herein, our 2007 net income reflects the higher gross margins achieved during the period, offset by higher interest and income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the six months ended June 30, 2007 compared to the six months ended June 30, 2006:

	Six Months Ended June 30,
	2007	2006
	(dollars in millions)
Cash provided by operating activities	$27.9	$3.2
Cash used in investing activities	(13.6)	(14.7)
Cash used in financing activities	(0.5)	(0.9)
Effect of foreign exchange rate changes	1.0	2.2

Increase (decrease) in cash and cash equivalents	$14.8	$(10.2)

     Operating Activities. Cash generated by operating activities totaled $27.9 million for the six months ended June 30, 2007 compared to $3.2 million in the six months ended June 30, 2006. The cash provided by operating activities in the 2006 period reflects payment of approximately $10.0 million to Pactiv and other vendors, for settlement of amounts which had built up at the end of 2005 for payroll administered by Pactiv and other services related to the Acquisition. After considering these payments in the 2006 period, the improvement in 2007 operating cash flow of approximately $15 million was driven by increased earnings and efforts to improve working capital by optimizing payment terms to certain vendors.
     Investing Activities. Cash used in investing activities totaled $13.6 million and $14.7 million for the six months ended June 30, 2007 and 2006, respectively. In the 2007 period, we spent approximately $5.5 million more on capital expenditures, which is consistent with our full year forecast. However in the 2006 period, we also paid $1.8 million to Pactiv, representing additional purchase consideration per the terms of the Stock Purchase Agreement, and $4.9 million to acquire a business in our hospital supplies segment.
     Financing Activities. Cash used in financing activities totaled $0.5 million and $0.9 million for the six months ended June 30, 2007 and 2006, respectively. In each period, we made scheduled principal payments of approximately $0.9 million on our long-term bank debt; however, in the 2007 period, we also took on $0.4 million of additional capital lease debt.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We currently expect our 2007 capital expenditures to total approximately $30 to $35 million and our 2007 debt service to total approximately $45 million. Our primary source of liquidity will continue to be cash flows from operations, but we also have availability under a $50 million revolving credit facility. At June 30, 2007, we had cash and cash equivalents of $60.4 million. Additionally, we had availability of $44.6 million under our revolving credit facility, after taking into account $5.4 million in outstanding letters of credit issued under this facility. We continue to evaluate options to most productively utilize our excess cash.
     The following discussion provides a description of our outstanding indebtedness at June 30, 2007:
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
     As of June 30, 2007, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
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
     In connection with issuing the notes, Pregis entered into a registration rights agreement in which Pregis agreed to file a registration statement under which it would offer to exchange the senior secured notes and the senior subordinated notes for new issues of identical debt securities registered under the Securities Act of 1933. Pregis agreed to complete the exchange offer for the notes by July 9, 2006. Given the delay in the completion of the audit of Pregis’s 2005 financial statements, Pregis was unable to consummate the exchange offer by July 9, 2006. Therefore, beginning July 9, 2006, Pregis was required to pay penalty interest on the notes. Under the registration rights agreement, Pregis was required to pay additional interest on the notes equal to 0.25% per year on the principal amount of notes for the first 90 days following any default, increasing by an additional 0.25% for each subsequent 90-day period, up to a maximum additional interest of 1.0% per year. Following the cure of all registration defaults, the accrual of additional interest ceased. On May 11, 2007, the SEC declared Pregis’s exchange offer registration statement effective and Pregis completed the exchange offer with respect to the notes on June 15, 2007, at which time the accrual of penalty interest ceased.
     The senior secured notes and senior subordinated notes are not listed on any national securities exchange in the United States. The senior secured notes were listed on the Irish Stock Exchange in June 2007. However, there can be no assurance that the senior secured notes will remain listed.
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
     As described above, under the collateral agreement, the capital stock pledged to the senior secured floating rate noteholders constitutes collateral only to the extent that the par value or market value or book value of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured floating rate notes. This threshold is €20,000,000, or, at the December 31, 2006 exchange rate of euros to U.S. dollars of 0.7575, approximately $26.4 million. As of December 31, 2006, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $26.8 million and $37.4 million, respectively, the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.àr.l. were approximately $27.9 million and $60.9 million, respectively, and the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $13.2 million and $45.4 million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes approximately $26.4 million with respect to the shares of capital stock of each of Pregis Innovative Packaging Inc., Pregis (Luxembourg) Holding S.àr.l, and Hexacomb Corporation. Since the book value and market value of the shares of capital stock of our other domestic subsidiary is less than the $26.4 million threshold, it is not affected by the 20% clause of the collateral agreement.
     For the year ended December 31, 2006, corporate expenses recorded by Pregis Management Corporation were allocated to each of the three entities, Pregis (Luxembourg) Holding S.àr.l., Pregis Innovative Packaging Inc., and Hexacomb Corporation, in order to reflect their book values for presentation herein on a fully-allocated basis.
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
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2006, the value of the collateral for the senior secured floating rate notes totaled approximately $534.6 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding inter-company activity (which amount totaled $455.3 million), and (2) the collateral value of capital stock, as outlined above (which amount totaled $79.2 million). The value of the collateral has not changed materially as of June 30, 2007. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. See Item 1A, “Risk Factors – Risks Related to the Senior Secured Floating Rate Notes.”
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended June 30, 2007 and 2006:

		Ratios
(unaudited)	Covenant	Calculated at June 30,
(dollars in thousands)	Measure	2007		2006

Fixed Charge Coverage Ratio (after giving pro forma effect to the October 2005 Acquisition and related financing transactions)	Minimum of 2.0x	2.6	x	2.2	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	1.6	x	1.9	x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$112,212		$92,578
Fixed Charges (after giving pro forma effect to the October 2005	—	$42,531		$42,617
Acquisition and related financing transactions)
Secured Indebtedness	—	$177,448		$173,886
Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended June 30, 2007 and 2006 as follows:

(unaudited)	Twelve Months Ended June 30,
(dollars in thousands)	2007	2006

Net income (loss) of Pregis Holding II Corporation	$(5,185)	$4,216
Interest expense, net of interest income	44,673	31,204
Income tax expense	10,647	5,254
Depreciation and amortization	53,339	45,879

EBITDA	103,474	86,553
Other non-cash charges (income): (1)
Impact attributable to application of purchase accounting	—	5,045
Non-cash stock based compensation expense	187	93
Non-cash restructuring income	—	(40)
Unrealized foreign currency transaction gains, net	(4,381)	(3,107)
Net unusual or nonrecurring gains or losses: (2)
Realized gain on foreign exchange forward contract	—	(5,441)
Nonrecurring charges related to acquisitions and dispositions	5,280	4,516
Other, principally executive management severance and recruiting expenses	5,888	1,950
Other adjustments: (3) Amounts paid pursuant to management agreement with Sponsor	1,764	1,157
Pro forma costs savings (4)	—	1,852

Adjusted EBITDA (“Consolidated Cash Flow”)	$112,212	$92,578

(1)	Other non-cash charges (income) include (a) purchase accounting adjustments in the twelve months ended June 30, 2006 relating to the write-up of inventory to fair value, which was subsequently charged to cost of sales as the inventory was sold, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, (c) the credit for reversal of the remaining restructuring accrual which had been estimated for the 2004 restructuring program, and (d) net unrealized foreign currency transaction gains, arising principally from revaluation of our euro-denominated third-party debt and intercompany notes receivable.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) the gain realized on the foreign exchange forward contract which settled favorably upon commencement of the Acquisition, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, and (c) severance expenses related primarily to the separation of former executive management and recruiting costs to locate the CEO and CFO replacements.

(3)	Our indentures also require us to make adjustments for fees paid under the management agreement with AEA Investors LLC.

(4)	Our indentures also permit adjustments to net income on a pro forma basis for certain costs savings that we expect to achieve with respect to acquisitions or dispositions. Therefore, in making the calculation for the twelve months ended June 30, 2006, we reflected the pro forma cost savings that are expected to result from fully funding two U.K. pension plans, as well as incremental savings from operating on a stand-alone basis. In the Predecessor period of fiscal 2005, Pactiv charged us for legal, finance, human resources and other similar costs incurred to directly support our business operations. The pro forma adjustments represented management’s best estimate of the savings achievable in providing these support services on a stand-alone basis, as well as elimination of estimated intra-company gains and losses on historical intra-company sales with other Pactiv divisions. This activity has been conducted on an arm’s length basis since the Acquisition.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of June 30, 2007, we had $10.3 million of availability under these lines of credit. No borrowings were drawn under these lines, but trade letters of credit totaling $1.8 million were issued and outstanding at June 30, 2007.
     Long-term Liquidity. We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements for the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, a decline in the overall U.S. and European economies, weakening in our end markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other items discussed in the “Risk Factors,” included in Part II — Item 1A of this report, may also significantly impact our liquidity.
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
Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of June 30, 2007 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     Additionally, we may be subject to significant increases in resin costs that may materially impact our financial condition. Over the past few years, resin costs have more than doubled. Plastic resin costs may continue to fluctuate as a result of changes in natural gas and crude oil prices. The instability in the world markets for petroleum and in North America for natural gas could quickly affect the prices and general availability of raw materials, which could have a materially adverse impact to us. Due to the uncertain extent and rapid nature of cost increases, we cannot reasonably estimate our ability to successfully recover any cost increases. While resin costs in both the U.S. and European markets declined at year-end 2006 from the highest levels attained during the year, cost have since risen through the first half of 2007 in both markets. Even if we are able to pass cost increases on to our customers, our gross margins could decline and we may not be able to implement other price increases for our products. To the extent that cost increases cannot be passed on to our customers, or the duration of time lags associated with a pass-through becomes significant, such increases may have a material adverse effect on our profitability.
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
     While we maintain insurance covering our manufacturing and production facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of our facilities due to accident, fire, explosion, labor issues, weather conditions, floods, hurricanes, other natural disaster or otherwise, whether short or long-term, could have a material adverse effect on us. Moreover, our business interruption and general liability insurance may not be sufficient to offset the lost revenues or increased costs that we may experience during a disruption of our operations. Furthermore, we cannot assure you that we will maintain our insurance on comparable terms in the future.

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
     We have recently begun the work necessary to comply with Section 404 but cannot estimate at this time how long this process will take nor how much additional expense we will incur in completing the process. In addition, once we are required to report on our internal controls, if we are unable to conclude that our internal control over financial reporting is effective as of the end of our fiscal year (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.
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
     The senior subordinated notes and senior secured notes were issued to, and we believe those securities are owned by, a relatively small number of beneficial owners. As a result, we cannot assure you that an active trading market for the notes will be maintained in the future.
     The initial purchasers (including Credit Suisse First Boston (Europe) Limited, Credit Suisse First Boston LLC, Lehman Brothers International (Europe), and Lehman Brothers Inc.) of the senior subordinated notes and senior secured notes, pursuant to a purchase agreement among Pregis, the guarantors and the initial purchasers, dated October 6, 2005, as amended, have informed us that they intend to make a market in the notes. However, the initial purchasers are not obligated to do so and may cease their market-making at any time. In addition, although we listed the senior secured floating rate notes on the Irish Stock Exchange, we cannot assure you that such notes will remain listed in the future.
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
     We own real property in California, and may in the future acquire additional real property in California, which will secure the senior secured floating rate notes or the related guarantees. As of December 31, 2006, the book value of our real property in California equaled approximately $9.6 million. California has an extensive and complicated body of law, commonly known as the “one-action rule,”

relating to the exercise of remedies against real property collateral by a secured creditor. These rules mandate, among other things, that a creditor who holds an obligation secured, whether in whole or in part, by California real property may only enforce the obligation by commencing a judicial foreclosure case in which all California real property collateral must be included or causing the trustee under a California deed of trust to initiate a non-judicial trustee’s sale. To the extent that collateral includes real estate in California, the “one-action” rule will be applicable to any potential enforcement by the collateral agent of its rights as a secured creditor. In essence, this rule requires that a creditor may bring only a single action for the recovery of debt or the enforcement of any rights secured by a mortgage or deed of trust upon California real property.
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

PREGIS HOLDING II CORPORATION

Date: August 14, 2007	By:	/s/ Timothy J. Cunningham

Timothy J. Cunningham
Chief Financial Officer (principal
financial officer and principal accounting officer)