Form 10-Q
period 2007-09-30
Pregis Holding II CORP
filed 2007-11-09
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of September 30, 2007.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$56,892	$45,667
Accounts receivable
Trade, net of allowances of $4,217 and $4,055, respectively	158,964	142,472
Other	10,108	2,535
Inventories, net	111,794	92,196
Deferred income taxes	3,876	3,951
Due from Pactiv	11,484	14,735
Prepayments and other current assets	7,128	8,221

Total current assets	360,246	309,777
Property, plant and equipment, net	272,479	270,646
Other assets
Goodwill	145,045	135,232
Intangible assets, net	44,936	47,139
Deferred financing costs, net	10,130	11,271
Due from Pactiv, long-term	8,667	10,922
Other	14,237	12,045

Total other assets	223,015	216,609

Total assets	$855,740	$797,032

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$1,981	$1,854
Accounts payable	100,058	78,557
Accrued income taxes	18,668	16,091
Accrued payroll and benefits	20,155	19,356
Accrued interest	11,319	6,308
Other	25,010	20,093

Total current liabilities	177,191	142,259
Long-term debt	470,217	453,463
Deferred income taxes	34,982	34,717
Long-term income tax liabilities	6,744	6,939
Pension and related liabilities	10,353	9,039
Other	6,187	6,355
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	149,435	149,101
Accumulated deficit	(9,299)	(11,809)
Accumulated other comprehensive income	9,930	6,968

Total stockholder’s equity	150,066	144,260

Total liabilities and stockholder’s equity	$855,740	$797,032

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$245,163	$234,438	$725,710	$690,158

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	188,654	181,532	547,302	532,976
Selling, general and administrative	32,793	30,819	97,489	91,598
Depreciation and amortization	14,242	12,864	40,736	39,198
Insurance recovery	(884)	—	(884)	—

Total operating costs and expenses	234,805	225,215	684,643	663,772

Operating income	10,358	9,223	41,067	26,386
Interest expense	11,656	11,172	34,777	31,591
Interest income	(465)	(126)	(897)	(240)
Foreign exchange gain, net	(1,805)	(9)	(3,527)	(3,873)

Income (loss) before income taxes	972	(1,814)	10,714	(1,092)
Income tax expense	1,535	381	8,204	1,245

Net income (loss)	$(563)	$(2,195)	$2,510	$(2,337)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income (loss)	$2,510	$(2,337)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	40,736	39,198
Deferred income taxes	713	(2,380)
Unrealized foreign exchange gain	(3,254)	(3,938)
Amortization of deferred financing costs	1,636	1,781
Stock compensation expense	334	162
Gain on insurance settlement	(884)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and other receivables, net	(14,384)	(10,493)
Due from Pactiv	6,587	—
Inventories, net	(14,249)	(8,237)
Prepayments and other current assets	1,381	(491)
Accounts payable	15,336	(4,053)
Accrued taxes	1,064	99
Accrued interest	5,011	2,661
Other current liabilities	1,027	4,618
Other, net	(3,198)	(765)

Cash provided by operating activities	40,366	15,825

Investing activities
Capital expenditures	(23,162)	(13,105)
Proceeds from sale of assets	382	690
Purchase price adjustments on acquisition of Pregis businesses	—	(451)
Acquisition of business, net of cash acquired	(8,898)	(4,886)
Insurance proceeds	884	—
Other, net	(35)	(247)

Cash used in investing activities	(30,829)	(17,999)

Financing activities
Repayment of long-term debt	(1,360)	(1,299)
Other, net	300	(47)

Cash used in financing activities	(1,060)	(1,346)
Effect of exchange rate changes on cash and cash equivalents	2,748	2,205

Increase (decrease) in cash and cash equivalents	11,225	(1,315)
Cash and cash equivalents, beginning of period	45,667	54,141

Cash and cash equivalents, end of period	$56,892	$52,826

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
     Pregis Corporation, along with Pregis Holding II Corporation (“Pregis Holding II” or the “Company”) and Pregis Holding I Corporation (“Pregis Holding I”), were formed by AEA Investors LLC and its affiliates (the “Sponsors”) for the purpose of acquiring the outstanding shares of capital stock of Pactiv Corporation’s subsidiaries comprising its global protective packaging and European specialty packaging businesses (the “Acquisition”). The Acquisition took place on October 13, 2005.
     The Stock Purchase Agreement entered into in connection with the Acquisition indemnified the Company for payment of certain liabilities relating to the period prior to the Acquisition (the “predecessor period”). Indemnification amounts for recorded liabilities, which primarily relate to predecessor period income tax liabilities, are reflected in the balance sheet as amounts due from Pactiv.
Basis of Presentation
     The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year. The unaudited interim financial statements included herein should be read in conjunction with the audited consolidated and combined financial statements and notes thereto for Pregis Holding II Corporation for the year ended December 31, 2006, included in Pregis’s registration statement on Form S-4 filed with the SEC.
     Separate financial statements of Pregis Corporation are not presented since the floating rate senior secured notes due April 2013 and the 12.375% senior subordinated notes due October 2013 issued by Pregis Corporation are fully and unconditionally guaranteed on a senior secured and senior subordinated basis, respectively, by Pregis Holding II and all existing domestic subsidiaries of Pregis Corporation and since Pregis Holding II has no operations or assets separate from its investment in Pregis Corporation (see Note 15).

2. INVENTORIES
     The major components of net inventories are as follows:

	September 30,	December 31,
	2007	2006
Finished goods	$54,985	$44,895
Work-in-process	19,412	15,676
Raw materials	33,855	28,287
Other materials and supplies	3,542	3,338

	$111,794	$92,196

3. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill balances by reportable segment for the nine months ended September 30, 2007 are as follows:

	December 31,	Foreign Currency	Business		September 30,
Segment	2006	Translation	Acquisition	Other	2007
Protective Packaging	$83,112	$(1,316)	$7,211	$465	$89,472
Flexible Packaging	14,149	812	—	—	14,961
Hospital Supplies	29,296	2,669	—	—	31,965
Rigid Packaging	8,675	477	—	(505)	8,647

Total	$135,232	$2,642	$7,211	$(40)	$145,045

     In the third quarter of 2007, the Protective Packaging segment acquired a business in Romania resulting in purchased goodwill of $7,211, subject to final valuation results. See further discussion in Note 13. Other adjustments relate primarily to the reversal of valuation allowances established against deferred tax assets in purchase accounting, based on the current expected utilization of such deferred tax assets.
     The Company’s other intangible assets are summarized as follows:

	Average	September 30, 2007		December 31, 2006
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$42,490	$7,397	$41,106	$4,496
Patents	10	495	125	483	76
Non-compete agreements	2	3,115	2,518	3,152	1,449
Software	3	1,307	715	1,068	447
Land use rights and other	32	1,497	433	1,477	298
Intangible assets not subject to amortization:
Trademarks and trade names		7,220	—	6,619	—

Total		$56,124	$11,188	$53,905	$6,766

     Amortization expense related to intangible assets totaled $1,285 and $1,218 for the three months ended September 30, 2007 and 2006, respectively, and $3,937 and $3,723 for the nine months ended September 30, 2007 and 2006, respectively.
4. DEBT
The Company’s long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$86,240	$86,900
Term B-2 facility, due October, 2012	95,022	88,645
Senior secured notes, due April, 2013	142,590	132,010
Senior subordinated notes, due October, 2013, net of discount of $2,315 at June 30, 2007 and $2,501 at December 31, 2006	147,685	147,499
Other	661	263

Total debt	472,198	455,317
Less: current portion	(1,981)	(1,854)

Long-term debt	$470,217	$453,463

     For the nine months ended September 30, 2007 and 2006, the revaluation of the Company’s euro-denominated senior secured notes and Term B-2 facility resulted in unrealized foreign exchange losses of $17,657 and $13,956, respectively. These unrealized losses have been offset by unrealized gains of $21,857 and $17,088 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the nine months ended September 30, 2007 and 2006, respectively. These amounts are included net within foreign exchange gains in the Company’s consolidated statement of operations.
5. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT
     In order to manage its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt, in November 2005 the Company entered into an interest rate swap arrangement to swap a notional amount of 65.0 million euros from EURIBOR-based floating rates to fixed rates over the period of January 2006 to January 2010. The swap arrangement was designated as a cash flow hedge. Changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in other comprehensive income (OCI) until the underlying transaction is recorded. The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense. For the three and nine months ended September 30, 2007, the swap resulted in a reduction to interest expense of $176 and $413, respectively. For the three and nine months ended September 30, 2006, the adjustment to interest expense was negligible. At September 30, 2007, the fair value of this instrument was estimated to be an asset of $1,918, based on quoted market prices, and is reported within other assets in the Company’s consolidated balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At September 30, 2007, the fair value of the

Company’s senior secured notes and senior subordinated notes was estimated to be $140,273 and $161,438, respectively, based on quoted market prices.
6. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands, and three small, defined benefit pension plans covering certain current or former employees of its German businesses.
     The components of net periodic pension cost for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost of benefits earned	$919	$808	$2,711	$2,319
Interest cost on benefit obligations	1,414	1,212	4,170	3,480
Expected return on plan assets	(1,705)	(1,389)	(5,029)	(3,987)

Net periodic pension cost	$628	$631	$1,852	$1,812

7. INSURANCE RECOVERY
     During the first quarter of 2007, a printing machine utilized by the Company’s flexible packaging business in Egypt was destroyed by a fire. The net book value of the equipment was negligible. The Company is currently in the process of purchasing a replacement printer. During the quarter ended September 30, 2007, the Company collected $884 of insurance proceeds as reimbursement of its initial payments towards the replacement cost of the new machine. The Company expects to collect additional insurance proceeds covering the remaining replacement cost of the new machine, which will be recorded when realizable.
8. INCOME TAXES
     Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. The Company’s adoption of FIN 48 resulted in reclassification of certain tax liabilities from current to non-current and no impact to retained earnings. The Company also reclassified certain tax liability amounts in the December 31, 2006 balance sheet from current to non-current to be consistent with the 2007 presentation.
     As of September 30, 2007 and January 1, 2007, the Company had non-current liabilities totaling $6,744 and $9,281 for unrecognized tax benefits, of which $3,566 and $1,391 would affect the effective tax rate, if recognized. Included within the Company’s liabilities for unrecognized tax benefits at September 30, 2007 and January 1, 2007 is $3,178 and $7,890, respectively, subject to indemnification under the Stock Purchase Agreement with Pactiv. The indemnified amounts are included within the amounts due from Pactiv.

     The Company accounts for interest and penalties related to income tax matters in income tax expense. For the three and nine months ended September 30, 2007, the amount of interest and penalties recorded in income tax expense was insignificant. As of September 30, 2007 and January 1, 2007, the total amount of accrued interest and penalties recorded in the Company’s balance sheet was $3,314, of which $3,312, is subject to indemnification under the Stock Purchase Agreement.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. The U.S. federal income tax returns for the years 2004 through 2006 are subject to potential examination by the Internal Revenue Service. The Company is currently subject to examination in Germany for the years 1999 to 2005, Belgium for the years 2004 to 2005, and Egypt for the years 2002 to 2004. The Company remains subject to potential examination in Germany for the years 2002 to 2006, Belgium for the year 2006, the United Kingdom for the years 2005 to 2006, and Italy for the years 2003 to 2006. Income tax liabilities relating to the pre-acquisition period are indemnified by Pactiv under the Stock Purchase Agreement.
     It is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease within the next twelve months; however, the Company does not expect such increases or decreases to be significant.
     The Company’s effective tax rates were 76.57% and 114.01% for the nine months ended September 30, 2007 and 2006, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Nine Months Ended September 30,
	2007	2006
U.S. federal income tax rate	35.00%	(35.00)%
Changes in income tax rate resulting from:
Non-deductible interest expense	19.11	—
Valuation allowances	15.69	172.10
Impact of rate changes on deferred tax liabilities	(8.25)	(8.25)
Foreign rate differential	3.13	(10.98)
State and local taxes on income, net of U.S. federal income tax benefit	3.25	(16.54)
Other	8.64	12.68

Income tax expense	76.57%	114.01%

9. RELATED PARTY TRANSACTIONS
     In connection with the Acquisition, the Company entered into a management agreement with its Sponsors, who provide various advisory and consulting services. Per the terms of the agreement, the Company is charged a quarterly fee of $375, plus expenses.
     The Company had sales to affiliates of AEA Investors LLP totaling $781 and $2,780 for the three and nine months ended September 30, 2007, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LLP totaling $2,285 and $5,880, respectively.
     Certain members of the Company’s management have purchased shares in Pregis Holding I through the Pregis Holding I Corporation Employee Stock Purchase Plan. As of September 30, 2007, management held 295.17 shares in Pregis Holding I, representing 1.9 % of Pregis Holding I’s issued and outstanding equity.

10. SEGMENT AND GEOGRAPHIC INFORMATION
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
     Net sales by reportable segment for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Protective Packaging	$158,186	$155,435	$469,738	$461,771
Flexible Packaging	44,673	38,933	131,275	114,336
Hospital Supplies	18,713	16,413	55,909	48,935
Rigid Packaging	25,326	25,480	72,392	69,574
Eliminations	(1,735)	(1,823)	(3,604)	(4,458)

Net sales	$245,163	$234,438	$725,710	$690,158

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

     The following table presents operating income by reportable segment and reconciles the total segment operating income to income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Segment operating income:
Protective Packaging	$10,469	$10,324	$37,807	$26,881
Flexible Packaging	3,636	2,130	10,652	7,271
Hospital Supplies	1,282	1,461	4,207	4,474
Rigid Packaging	693	721	1,458	1,839

Total segment operating income	16,080	14,636	54,124	40,465
Unallocated expenses	(5,722)	(5,413)	(13,057)	(14,079)

Operating income	10,358	9,223	41,067	26,386
Interest expense	(11,656)	(11,172)	(34,777)	(31,591)
Interest income	465	126	897	240
Foreign exchange gain, net	1,805	9	3,527	3,873

Income (loss) before income taxes	$972	$(1,814)	$10,714	$(1,092)

     Unallocated expenses represent the costs of support functions, including information technology, finance, human resources, legal and executive management. These expenses have not been allocated to the reporting segments for purposes of measuring their segment performance.
11. COMPREHENSIVE INCOME
     Total comprehensive income and its components for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(563)	$(2,195)	$2,510	$(2,337)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,302	1,049	2,677	3,430
Net change in fair value of hedging instrument	(372)	(319)	285	848

Comprehensive income	$367	$(1,465)	$5,472	$1,941

12. COMMITMENTS AND CONTINGENCIES
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
Financing commitments
     At September 30, 2007, the Company had $6,784 of letters of credit outstanding under its senior credit facilities and other financing lines with local banks.
13. ACQUISITION
     On July 4, 2007, the Company acquired all of the outstanding share capital of Petroflax S.A., a leading producer and distributor of foam-based products, located in Romania. The purchase price totaled $12,558, including direct costs of the acquisition, and was financed with cash-on-hand. Approximately $2,700 of the purchase consideration was paid in the fourth quarter of 2007. Therefore, this amount payable to the former shareholders is included within other current liabilities in the Company’s balance sheet at September 30, 2007. The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company has allocated the purchase price on the basis of the estimated fair value of the underlying assets acquired and liabilities assumed. The Company is in the process of finalizing its valuation analyses, which may result in subsequent revisions to the allocation. The purchase price has been allocated on a preliminary basis as follows:

Current assets	$2,929
Goodwill	7,211
Other non-current assets	3,855
Liabilities	(1,437)

Total purchase price	$12,558

     The following unaudited pro forma data summarizes the results of operations for the nine months ended September 30, 2007 and 2006 as if the acquisition had taken place at the beginning of the year. Pro forma adjustments to the historical results of Petroflax are not material. The pro forma information is not necessarily indicative of the results that actually would have been attained if the Acquisition had occurred as of the beginning of the period presented or that may be attained in the future.

	Nine Months Ended September 30,
	2007	2006
Net sales	$731,054	$697,093
Operating income	41,439	27,250
Net income (loss)	2,842	(1,597)

14. RECENT ACCOUNTING PRONOUNCEMENTS
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
15. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
September 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$23,116	$—	$33,776	$—	$56,892
Accounts receivable
Trade, net of allowances	—	—	34,945	124,019	—	158,964
Affiliates	—	26,344	18,292	3,232	(47,868)	—
Other	—	—	412	9,696	—	10,108
Inventories, net	—	—	33,170	78,624	—	111,794
Deferred income taxes	—	219	2,802	855	—	3,876
Due from Pactiv	—	72	322	11,090	—	11,484
Prepayments and other current assets	—	2,585	524	4,019	—	7,128

Total current assets	—	52,336	90,467	265,311	(47,868)	360,246
Investment in subsidiaries and intercompany balances	150,066	580,590	—	—	(730,656)	—
Property, plant and equipment, net	—	—	86,355	186,124	—	272,479
Other assets
Goodwill	—	—	85,597	59,448	—	145,045
Intangible assets, net	—	—	19,257	25,679	—	44,936
Other	—	12,048	3,838	17,148	—	33,034

Total other assets	—	12,048	108,692	102,275	—	223,015

Total assets	$150,066	$644,974	$285,514	$553,710	$(778,524)	$855,740

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,850	$—	$131	$—	$1,981
Accounts payable	—	1,435	18,814	79,809	—	100,058
Accounts payable, affiliates	—	13,594	18,295	15,979	(47,868)	—
Accrued taxes	—	(167)	570	18,265	—	18,668
Accrued payroll and benefits	—	1,809	4,753	13,593	—	20,155
Accrued interest	—	11,317	—	2	—	11,319
Other	—	10	8,718	16,282	—	25,010

Total current liabilities	—	29,848	51,150	144,061	(47,868)	177,191
Long-term debt	—	469,687	—	530	—	470,217
Intercompany balances	—	—	151,698	294,570	(446,268)	—
Deferred income taxes	—	(6,240)	27,906	13,316	—	34,982
Other	—	1,613	4,331	17,340	—	23,284

Total stockholder’s equity	150,066	150,066	50,429	83,893	(284,388)	150,066

Total liabilities and stockholder’s equity	$150,066	$644,974	$285,514	$553,710	$(778,524)	$855,740

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$7,949	$37,718	$—	$45,667
Accounts receivable
Trade, net of allowances	—	—	39,270	103,202	—	142,472
Affiliates	—	66,505	75,303	3,697	(145,505)	—
Other	—	—	256	2,279	—	2,535
Inventories, net	—	—	32,465	59,731	—	92,196
Deferred income taxes	—	219	2,802	930	—	3,951
Due from Pactiv	—	72	—	14,663	—	14,735
Prepayments and other current assets	—	2,378	1,868	3,975	—	8,221

Total current assets	—	69,174	159,913	226,195	(145,505)	309,777
Investment in subsidiaries and intercompany balances	144,260	561,986	—	—	(706,246)	—
Property, plant and equipment, net	—	—	92,209	178,437	—	270,646
Other assets
Goodwill	—	—	85,597	49,635	—	135,232
Intangible assets, net	—	—	21,050	26,089	—	47,139
Other	—	12,737	3,320	18,181	—	34,238

Total other assets	—	12,737	109,967	93,905	—	216,609

Total assets	$144,260	$643,897	$362,089	$498,537	$(851,751)	$797,032

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,778	$—	$76	$—	$1,854
Accounts payable	—	—	21,660	56,897	—	78,557
Accounts payable, affiliates	—	40,659	88,433	16,413	(145,505)	—
Accrued taxes	—	55	545	15,491	—	16,091
Accrued payroll and benefits	—	—	9,046	10,310	—	19,356
Accrued interest	—	6,310	—	(2)	—	6,308
Other	—	496	7,817	11,780	—	20,093

Total current liabilities	—	49,298	127,501	110,965	(145,505)	142,259
Long-term debt	—	453,276	—	187	—	453,463
Intercompany balances	—	—	185,944	272,713	(458,657)	—
Deferred income taxes	—	(4,229)	23,334	15,612	—	34,717
Other	—	1,292	4,321	16,720	—	22,333

Total stockholder’s equity	144,260	144,260	20,989	82,340	(247,589)	144,260

Total liabilities and stockholder’s equity	$144,260	$643,897	$362,089	$498,537	$(851,751)	$797,032

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$87,812	$159,550	$(2,199)	$245,163
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	66,277	124,576	(2,199)	188,654
Selling, general and administrative	—	6,562	9,070	17,161	—	32,793
Depreciation and amortization	—	—	4,878	9,364	—	14,242
Insurance recovery	—	—	—	(884)	—	(884)

Total operating costs and expenses	—	6,562	80,225	150,217	(2,199)	234,805

Operating income (loss)	—	(6,562)	7,587	9,333	—	10,358
Interest expense	—	(945)	4,876	7,725	—	11,656
Interest income	—	(303)	—	(162)	—	(465)
Foreign exchange gain	—	(3,591)	—	1,786	—	(1,805)
Equity in income of subsidiaries	563	(654)	—	—	91	—

Income (loss) before income taxes	(563)	(1,069)	2,711	(16)	(91)	972
Income tax expense (benefit)	—	(506)	882	1,159	—	1,535

Net income (loss)	$(563)	$(563)	$1,829	$(1,175)	$(91)	$(563)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$93,866	$142,242	$(1,670)	$234,438
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	70,308	112,894	(1,670)	181,532
Selling, general and administrative	—	470	15,665	14,684	—	30,819
Depreciation and amortization	—	—	4,885	7,979	—	12,864

Total operating costs and expenses	—	470	90,858	135,557	(1,670)	225,215

Operating income (loss)	—	(470)	3,008	6,685	—	9,223
Interest expense	—	(1,130)	5,743	6,559	—	11,172
Interest income	—	(2)	—	(124)	—	(126)
Foreign exchange (gain) loss	—	633	(1)	(641)	—	(9)
Equity in earnings of subsidiaries	2,195	3,504	—	—	(5,699)	—

Income (loss) before income taxes	(2,195)	(3,475)	(2,734)	891	5,699	(1,814)
Income tax expense (benefit)	—	(1,280)	707	954	—	381

Net income (loss)	$(2,195)	$(2,195)	$(3,441)	$(63)	$5,699	$(2,195)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$260,829	$470,629	$(5,748)	$725,710
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	189,439	363,611	(5,748)	547,302
Selling, general and administrative	—	13,692	31,160	52,637	—	97,489
Depreciation and amortization	—	—	13,644	27,092	—	40,736
Insurance recovery	—	—	—	(884)	—	(884)

Total operating costs and expenses	—	13,692	234,243	442,456	(5,748)	684,643

Operating income (loss)	—	(13,692)	26,586	28,173	—	41,067
Interest expense	—	(3,244)	15,949	22,072	—	34,777
Interest income	—	(641)	—	(256)	—	(897)
Foreign exchange (gain) loss	—	(5,451)	(2)	1,926	—	(3,527)
Equity in income of subsidiaries	(2,510)	(4,937)	—	—	7,447	—

Income before income taxes	2,510	581	10,639	4,431	(7,447)	10,714
Income tax expense (benefit)	—	(1,929)	4,572	5,561	—	8,204

Net income	$2,510	$2,510	$6,067	$(1,130)	$(7,447)	$2,510

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$274,718	$420,530	$(5,090)	$690,158
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	209,948	328,118	(5,090)	532,976
Selling, general and administrative	—	1,314	44,773	45,511	—	91,598
Depreciation and amortization	—	—	14,635	24,563	—	39,198

Total operating costs and expenses	—	1,314	269,356	398,192	(5,090)	663,772

Operating income (loss)	—	(1,314)	5,362	22,338	—	26,386
Interest expense	—	(4,051)	17,126	18,516	—	31,591
Interest income	—	(3)	—	(237)	—	(240)
Foreign exchange (gain) loss	—	(3,396)	15	(492)	—	(3,873)
Equity in loss of subsidiaries	2,337	6,219	—	—	(8,556)	—

Income (loss) before income taxes	(2,337)	(83)	(11,779)	4,551	8,556	(1,092)
Income tax expense (benefit)	—	2,254	(4,417)	3,408	—	1,245

Net income (loss)	$(2,337)	$(2,337)	$(7,362)	$1,143	$8,556	$(2,337)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2,510	$2,510	$6,067	$(1,130)	$(7,447)	$2,510
Non-cash adjustments	(2,510)	(10,126)	18,216	26,254	7,447	39,281
Changes in operating assets and						—
liabilities, net of effects of acquisitions	—	20,754	(14,640)	(7,539)	—	(1,425)

Cash provided by operating activities	—	13,138	9,643	17,585	—	40,366

Investing activities
Capital expenditures	—	—	(6,852)	(16,310)	—	(23,162)
Proceeds from sale of assets	—	—	130	252	—	382
Acquisition of business, net of cash acquired	—	—	—	(8,898)	—	(8,898)
Insurance proceeds				884		884
Other, net	—	—	—	(35)	—	(35)

Cash used in investing activities	—	—	(6,722)	(24,107)	—	(30,829)

Financing activities
Intercompany activity	—	10,870	(10,870)	—	—	—
Repayment of long-term debt	—	(1,360)	—	—	—	(1,360)
Other, net	—	—	—	300	—	300

Cash used in (provided by) financing activities	—	9,510	(10,870)	300	—	(1,060)
Effect of exchange rate changes on cash and cash equivalents	—	468	—	2,280	—	2,748

Increase (decrease) in cash and cash equivalents	—	23,116	(7,949)	(3,942)	—	11,225
Cash and cash equivalents, beginning of period	—	—	7,949	37,718	—	45,667

Cash and cash equivalents, end of period	$—	$23,116	$—	$33,776	$—	$56,892

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(2,337)	$(2,337)	$(7,362)	$1,143	$8,556	$(2,337)
Non-cash adjustments	2,337	7,020	9,635	24,387	(8,556)	34,823
Changes in operating assets and liabilities, net of effects of acquisitions	—	(18,003)	(1,205)	2,547	—	(16,661)

Cash (used in) provided by operating activities	—	(13,320)	1,068	28,077	—	15,825

Investing activities
Capital expenditures	—	—	(3,403)	(9,702)	—	(13,105)
Proceeds from sale of assets	—	—	19	671	—	690
Purchase price adjustment on acquisition of Pregis businesses	—	(1,751)	1,300	—	—	(451)
Acquisition of business, net of cash acquired	—	—	—	(4,886)	—	(4,886)
Other, net	—	—	(101)	(146)	—	(247)

Cash used in investing activities	—	(1,751)	(2,185)	(14,063)	—	(17,999)

Financing activities
Repayment of long-term debt	—	(1,299)	—	—	—	(1,299)
Other, net	—	—	—	(47)	—	(47)

Cash used in financing activities	—	(1,299)	—	(47)	—	(1,346)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	2,205	—	2,205

Increase (decrease) in cash and cash equivalents	—	(16,370)	(1,117)	16,172	—	(1,315)
Cash and cash equivalents, beginning of period	—	16,410	10,814	26,917	—	54,141

Cash and cash equivalents, end of period	$—	$40	$9,697	$43,089	$—	$52,826

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
     Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others:
•	risks associated with our substantial indebtedness and debt service;

•	increases in prices and availability of resin and other raw materials, our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our products;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	our ability to meet future capital requirements;

•	general economic or business conditions, nationally, regionally or in the individual markets in which we conduct business, may deteriorate and have an adverse impact on our business strategy, including, without limitation, factors relating to interest rates and gross domestic product levels;

•	risks related to our acquisition or divestiture strategy;

•	our ability to retain management;

•	our ability to protect our intellectual property rights;

•	changes in governmental laws and regulations, including environmental laws and regulations; and

•	other risks and uncertainties, including those described in the “Risk Factors” section of our registration statement on Form S-4 filed with the SEC.
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
     Our net sales for the third quarter of 2007 increased $10.7 million, or 4.6%, compared to the third quarter of 2006. On a year-to-date basis, our net sales increased $35.6 million, or 5.2%, compared to the same period of 2006. Excluding the impact of favorable foreign currency translation, resulting from continued strengthening of the euro and pound sterling in relation to the U.S. dollar, our net 2007 net sales have been relatively flat as compared to 2006 amounts.
     The trends we experienced through the first half of the year have generally continued through the third quarter, with declines in product volume in our U.S. businesses due to our past and present efforts to rationalize our product mix and customer base, coupled with a weakened North American industrial economic environment, partially offset by favorable pricing and product mix in our U.S. businesses. We also experienced measurable volume declines in our rigid packaging segment during the quarter, due in part to soft market conditions in the U.K. market. The volume declines in our U.S. businesses and rigid packaging segment were partly mitigated by volume improvements in our European businesses, driven by growth in our European protective packaging businesses and our flexible packaging and hospital supplies products. We continue to see strength in the international markets and, in July, completed the acquisition of a Romanian producer and distributor of foam-based products, to expand our strong Central European protective packaging operations and enhance our ability to serve our customers in the neighboring regions. This acquisition made a positive contribution to our top-line sales growth during the quarter.
     During the quarter, we have experienced increasing raw material costs. The majority of the products we sell are plastic-resin based, and therefore, our operations are highly sensitive to fluctuations in the costs of plastic resins. Resin costs declined at the end of 2006 from the peak levels attained during the year, but they have risen steadily through the first nine months of 2007. In order to mitigate the increased costs of resin and other operating expenses, such as energy and freight, we have announced price increases towards the end of the third quarter and into the fourth quarter within certain of our businesses, and we are pursuing opportunities to selectively increase pricing within our other businesses as well. Resin costs will likely continue to be a source of uncertainty for us in the near-term, and we remain committed to our disciplined focus on pricing for value and full cost recovery.
     We continue to generate significant improvements in profitability on a year-over-year basis. During the three and nine months ended September 30, 2007 our operating income increasing by 12% and 56%, respectively. We continue to benefit from productivity and efficiency initiatives being driven throughout our operations, strong pricing for value, and improved product and customer mix, principally within our U.S. businesses.
RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Three Months Ended September 30,				Price/		Currency
	2007	2006	$ Change	% Change	Mix	Volume	Translation
	(dollars in thousands)
Segment:
Protective Packaging	$158,186	$155,435	$2,751	1.8%	0.2%	(1.6)%	3.2%
Flexible Packaging	44,673	38,933	5,740	14.7%	(1.5)%	8.1%	8.1%
Hospital Supplies	18,713	16,413	2,300	14.0%	(2.8)%	8.7%	8.1%
Rigid Packaging	25,326	25,480	(154)	(0.6)%	0.4%	(8.1)%	7.1%
Intersegment eliminations	(1,735)	(1,823)	88	(4.8)%

Total	$245,163	$234,438	$10,725	4.6%	(0.2)%	0.1%	4.7%

     Net sales for the three months ended September 30, 2007 increased 4.6%, or $10.7 million, compared to the same period of 2006, driven primarily by the favorable impact of foreign currency translation of our Euro and British pound sterling-based operations. During the 2007 quarter, our sales benefited from product volume growth in most of our European operations; however, this was predominantly offset by declines in product volumes from our U.S. businesses due to continued weakness in the U.S. industrial economy and our efforts to rationalize product and customer mix, along with soft market conditions in our Rigid Packaging segment. In our North American operations, we were able to maintain our pricing levels; however the quarter’s sales were negatively impacted by the unfavorable mix in certain of our European businesses.
     Our net sales for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Nine Months Ended September 30,				Price/		Currency
	2007	2006	$ Change	% Change	Mix	Volume	Translation
	(dollars in thousands)
Segment:
Protective Packaging	$469,738	$461,771	$7,967	1.7%	1.4%	(2.8)%	3.1%
Flexible Packaging	131,275	114,336	16,939	14.8%	(0.8)%	7.3%	8.3%
Hospital Supplies	55,909	48,935	6,974	14.3%	(2.4)%	8.4%	8.3%
Rigid Packaging	72,392	69,574	2,818	4.1%	(1.0)%	(3.6)%	8.7%
Intersegment eliminations	(3,604)	(4,458)	854	(19.2)%

Total	$725,710	$690,158	$35,552	5.2%	0.5%	(0.3)%	5.0%

     Net sales for nine months ended September 30, 2007 increased 5.2%, or $35.6 million, compared to the same period of 2006, also due principally to the favorable impact of foreign currency translation. On a year to date basis, our results also reflect favorable U.S. price/mix and higher European sales volumes, offset in part by a decline in U.S. sales volumes, consistent with the trend noted for the quarter.
Segment Net Sales
     For the three and nine months ended September 30, 2007, net sales of our Protective Packaging segment increased 1.8% and 1.7%, respectively, compared to the same periods of 2006. The improvement in both the third quarter and the year-to-date period was driven by favorable price/mix, higher European product volumes and favorable foreign currency translation, offset in part by reduced U.S. product volume. The first nine months of 2007 have benefited from price increases implemented in the third quarter of 2006. However, the segment has experienced declining volumes in its U.S business due to the rationalization of product and customer mix as well as weakened demand in the U.S. for the segment’s furniture, building and automotive products. The domestic volume declines have continued to be partially mitigated by volume growth in our European protective packaging businesses, driven by strong demand for our products. Excluding the impact of favorable foreign currency effects, net sales for the segment would have decreased 1.4% in both the three and nine month periods ended September 30, 2007.
     Net sales of our Flexible Packaging segment increased 14.7% and 14.8% for the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006. The increase in both the three and nine-month periods was driven by higher product sales volume, primarily in the fresh foods sector, and favorable foreign currency translation. The segment has continued to grow sales volumes despite reduced printing capacity resulting from a fire in the first quarter of 2007, which destroyed a printer in its Egyptian operations. A replacement printer is currently being purchased and is expected to be commissioned in the beginning of 2008, which will allow for additional volume growth. In the both the quarter and nine-month periods, product mix had a slight unfavorable impact to sales. Excluding the impact of favorable foreign currency effects, net sales for the segment would have increased 6.6% and 6.5% in the three and nine months ended September 30, 2007, respectively.
     Net sales of our Hospital Supplies segment increased 14.0% and 14.3% for the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006. The net sales improvement continues to be driven by increased volume in disposable medical products and surgical procedure packs; however, this has been partially offset by unfavorable price/mix. Excluding the favorable impact of foreign currency translation, net sales for the segment would have increased 5.9% and 6.0% in the three and nine months ended September 30, 2007, respectively.
     Net sales of our Rigid Packaging segment decreased 0.6% for the quarter ended September 30, 2007 compared to the same period of 2006, primarily due declines in product volume, partially offset by favorable foreign currency translation and slightly favorable product mix. The segment’s net sales for the nine months ended September 30, 2007 increased 4.1% compared to the same periods of 2006, due to the impact of favorable foreign currency translation, which more than offset reduced product volumes and unfavorable price/mix. Product volume in both the quarter and year-to-date period was impacted by soft market conditions in the U.K. Excluding the favorable foreign currency impact, the segment’s net sales would have decreased 7.7% and 4.6% in the three and nine months ended September 30, 2007, respectively.

Gross Margin
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales was 23.0% for the three months ended September 30, 2007, compared to 22.6% for the same period of 2006. For the nine months ended September 30, 2007, our gross margin as a percentage of net sales was 24.6% compared to 22.8% for the same 2006 period. The improvement in our third quarter and year-to-date gross margin reflects savings generated by our lean manufacturing and other productivity initiatives and higher profitability resulting from our efforts to rationalize our product mix and customer base, primarily in our U.S. businesses. On a year-to-date basis, our gross margin also reflects the benefit of price increases put in place in September 2006. However, our underlying raw material costs have steadily increased through the third quarter of 2007, which has narrowed the spread between our sales prices and underlying raw material costs, and caused our gross margin as a percent of net sales to go down on a sequential basis. In response to increased resin and other raw material costs, we have recently implemented price increases in certain of our businesses and we expect this to benefit our gross margin in future quarters.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $2.0 million (6.4%) and $5.9 million (6.4%) for the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006, due primarily to the unfavorable impact of foreign currency translation. As a percent of net sales, selling, general and administrative costs were 13.4% and 13.1% for the three months ended September 30, 2007 and 2006, respectively, and 13.4% and 13.3% for the nine months ended September 30, 2007 and 2006, respectively. Our 2007 general and administrative expenses include incremental consulting fees related to various productivity and lean initiatives, which have been successful in driving gross margin improvements in the underlying businesses.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased by $1.4 million (10.7%) and $1.5 million (3.9%) for the three and nine months ended September 30, 2007, respectively, compared to the same periods of 2006, with the increase in both periods due principally to the impact of foreign currency translation.
Insurance Recovery
     During the first quarter of 2007, a printing machine utilized by our flexible packaging business in Egypt was destroyed by a fire. We are currently in the process of constructing a replacement printer, and during the quarter ended September 30, 2007, we collected $884 of insurance proceeds as reimbursement of our initial payments towards the replacement cost of the new machine. We expect to collect additional insurance proceeds covering the remaining replacement cost of the new machine, which will be recorded when realizable.

Operating Income

	Three Months Ended September 30,
	2007	2006	$ Change	% Change
	(dollars in thousands)
Protective Packaging	$10,469	$10,324	$145	1.4%
Flexible Packaging	3,636	2,130	1,506	70.7%
Hospital Supplies	1,282	1,461	(179)	(12.3)%
Rigid Packaging	693	721	(28)	(3.9)%
Unallocated expenses	(5,722)	(5,416)	(306)	5.6%

Total operating income	$10,358	$9,220	$1,138	12.3%

	Nine Months Ended September 30,
	2007	2006	$ Change	% Change
	(dollars in thousands)
Protective Packaging	$37,807	$26,881	$10,926	40.6%
Flexible Packaging	10,652	7,271	3,381	46.5%
Hospital Supplies	4,207	4,474	(267)	(6.0)%
Rigid Packaging	1,458	1,839	(381)	(20.7)%
Unallocated expenses	(13,057)	(14,079)	1,022	(7.3)%

Total operating income	$41,067	$26,386	$14,681	55.6%

     On a consolidated basis, our operating income for the three months ended September 30, 2007 totaled $10.4 million, reflecting a 12.3% increase over operating income of $9.2 million in the same period of 2006. For the nine months ended September 30, 2007, our operating income totaled $41.1 million, an increase of 55.6% over operating income of $26.4 million in the comparable 2006 period. The improvement in 2007 operating income continues to be due primarily to higher gross margins, as well as the $0.9 million gain from insurance proceeds, as discussed previously.
     Protective Packaging segment’s operating income increased 1.4% and 40.6% for the three and nine months ended September 30, 2007, as compared to the same periods of 2006. The significant improvement in the year-to-date period reflects the benefit of productivity improvements, lower average raw material costs as compared to the same period of 2006, as well as the impact of price increases implemented in the previous year. As underlying raw material costs have increased steadily through 2007, the spread between our sales prices and our underlying raw material costs has narrowed in the third quarter, contributing to the reduced growth in operating income for the quarter.
     The Flexible Packaging segment experienced solid improvements in operating income in both the three and nine months ended September 30, 2007, due to higher volumes and productivity improvements. Hospital Supplies’ operating income declined in both the three and nine months ended September 30, 2007 due primarily to unfavorable price/mix and certain manufacturing inefficiencies in the second and third quarters. Operating income of the Rigid Packaging segment also declined in the 2007 periods due primarily to unfavorable price/mix and higher raw material costs.
     Unallocated expenses represents the portion of the cost of support functions, including information technology, finance, human resources, legal and executive management, that was not allocated out to the individual reportable segments. Corporate expenses incurred in the quarter ended September 30, 2007 increased compared to the 2006 quarter due to additional management severance costs, as well as fees to third parties relating to the Company’s various strategic productivity initiatives. The amount of unallocated expenses declined in the nine months ended September 30, 2007 as more of the costs have been incurred directly by the individual operating segments.
Interest Expense
     Interest expense increased $0.5 million (4.3%) and $3.2 million (10.1%) for the three and nine months ended September 30, 2007 compared to the same periods of 2006. This is due in part to the strengthening of the euro relative to the U.S. dollar, which has increased the U.S. dollar equivalent interest on our euro-denominated debt. In addition, the market rates underlying our variable rate debt have increased since 2006, and, in the first half of 2007, we incurred approximately $1.0 million of penalty interest on our senior secured and senior subordinated notes, since we did not complete the exchange offer within the time frame specified by the registration rights agreement. We will not have a similar expense for the second half of 2007 since the exchange offer was completed on June 15, 2007.
Foreign Exchange Gain
     In each of the three and nine month periods ended September 30, 2007 and 2006, we generated net foreign exchange gains, most of which relate to net unrealized foreign exchange gains resulting from the revaluation of our euro-denominated third-party debt and inter-company loans.
Income Tax Expense
     Our effective income tax rate was approximately 76.6% for the nine months ended September 30, 2007, which compares to 114.0% for the nine months ended September 30, 2006. For the 2007 period, the Company’s effective rate was increased from the U.S. federal statutory rate of 35% primarily due to interest expense in certain foreign businesses that is not deductible for statutory purposes and establishment of additional valuation allowances. For the 2006 period, the Company’s effective rate was increased from the U.S. federal statutory rate primarily due to the non-deductibility of losses generated by certain foreign entities, thereby increasing the valuation allowance established against these losses.
Net Income (Loss)
     For the three months ended September 30, 2007, we generated a net loss income of $0.6 million, compared to a net loss of $2.2 million for the same period of 2006. For the nine months ended September 30, 2007, we generated net income of $2.5 million, compared to a net loss of $2.3 million in the same period of 2006. As discussed herein, our 2007 net result reflects the higher gross margins achieved during the period, offset by higher interest and income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006:

	Nine Months Ended September 30,
	2007	2006
	(dollars in millions)
Cash provided by operating activities	$40.4	$15.8
Cash used in investing activities	(30.8)	(18.0)
Cash used in financing activities	(1.1)	(1.3)
Effect of foreign exchange rate changes	2.7	2.2

Increase (decrease) in cash and cash equivalents	$11.2	$(1.3)

     Operating Activities. Cash generated by operating activities increased by $24.6 million in the nine months ended September 30, 2007, compared to cash generated in same 2006 period. The cash provided by operating activities in the 2006 period reflects payment of approximately $10.0 million to Pactiv and other vendors, for settlement of amounts which had accumulated at the end of 2005 for payroll administered by Pactiv and other services related to the Acquisition. After considering these payments in the 2006 period, the improvement in 2007 operating cash flow of approximately $15 million was driven by increased earnings and efforts to improve working capital by optimizing payment terms to certain vendors, offset by increases in receivables due to timing of collections from certain customers and increases in inventories due to higher raw material costs and certain increases in inventory levels necessitated by operational changes.
     Investing Activities. Cash used in investing activities for the nine months ended September 30, 2007 included capital expenditures of $23.2 million. We have made significant investments in inflatable machines within our protective packaging businesses. Additionally, we are in the process of converting a portion of our rigid packaging extrusion capacity from PVC to APET and expanding our flexible packaging capacity with new printing and laminating equipment. In the third quarter of 2007, we also acquired a protective packaging business in Romania. Approximately $8.9 million of the purchase price was funded through September, with the balance of approximately $2.7 million to be paid in the fourth quarter of 2007. In the 2006 period, our primary uses of cash were for capital expenditures of $13.1 million and the acquisition of a business in our hospital supplies segment for $4.9 million.
     Financing Activities. Cash used in financing activities for both the nine months ended September 30, 2007 and 2006 includes scheduled principal payments of approximately $1.3 million on our long-term bank debt, net of activity on capital lease debt.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We currently expect our 2007 capital expenditures to total approximately $30 to $33 million and our 2007 debt service to total approximately $46 million. Our primary source of liquidity will continue to be cash flows from operations, but we also have availability under a $50 million revolving credit facility. At September 30, 2007, we had cash and cash equivalents of $56.9 million. Additionally, we had availability of $44.8 million under our revolving credit facility, after taking into account $5.2 million in outstanding letters of credit issued under this facility. We continue to evaluate options to most productively utilize our excess cash.

     The following discussion provides a description of our outstanding indebtedness at September 30, 2007:
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
     As of September 30, 2007, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
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

(2)	all of the capital stock or other securities of Pregis’s and each guarantor’s existing or future direct or indirect domestic subsidiaries and 66% of the capital stock or other securities of Pregis’s and each guarantor’s existing or future direct foreign subsidiaries, but only to the extent that the inclusion of such capital stock or other securities will mean that the par value, book value as carried by us, or market value (whichever is greatest) of such capital stock or other securities of any subsidiary is not equal to or greater than 20% of the aggregate principal amount of the senior secured floating rate notes outstanding.

     As of December 31, 2006, the capital stock of the following subsidiaries of Pregis constitute collateral for the senior secured floating rate notes:

	As of December 31, 2006
	Amount of Collateral
	(Maximum of Book Value	Book Value of	Market Value
	and Market Value,	Capital Stock	of Capital
Name of Subsidiary	Subject to 20% Cap)		Stock
Pregis (Luxembourg) Holding S.àr.l. (66%)	$26,400,000	$27,900,000	$60,900,000
Pregis Innovative Packaging Inc.	$26,400,000	$26,800,000	$37,400,000
Hexacomb Corporation	$26,400,000	$13,200,000	$45,400,000
Pregis Management Corporation	$100	$100	$100
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
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2006, the value of the collateral for the senior secured floating rate notes totaled approximately $534.6 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding inter-company activity (which amount totaled $455.3 million), and (2) the collateral value of capital stock, as outlined above (which amount totaled $79.2 million). The value of the collateral has not changed materially as of September 30, 2007. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. See Item 1A, “Risk Factors – Risks Related to the Senior Secured Floating Rate Notes.”
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended September 30, 2007 and 2006:

		Ratios
(unaudited)	Covenant	Calculated at September 30,
(dollars in thousands)	Measure	2007		2006
Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	2.7	x	2.2	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	1.6	x	1.8	x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$114,112		$94,484
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occuring in the reporting period)	—	$42,404		$42,617
Secured Indebtedness	—	$181,932		$172,663
Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended September 30, 2007 and 2006 as follows:

	Twelve Months Ended
(unaudited)	September 30,
(dollars in thousands)	2007	2006
Net loss of Pregis Holding II Corporation	$(3,553)	$(6,199)
Interest expense, net of interest income	44,818	41,662
Income tax expense	11,801	92
Depreciation and amortization	54,717	51,171

EBITDA	107,783	86,726

Other non-cash charges (income): (1)
Impact attributable to application of purchase accounting	—	5,045
Non-cash stock based compensation expense	269	162
Non-cash restructuring income	—	(40)
Unrealized foreign currency transaction gains, net	(6,109)	(3,224)
Net unusual or nonrecurring gains or losses: (2)
Realized gain on foreign exchange forward contract	—	(5,441)
Nonrecurring charges related to acquisitions and dispositions	3,044	6,566
Other, principally executive management severance and recruiting expenses	5,843	2,843
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	1,802	1,611
Pro forma costs savings (4)	1,480	236

Adjusted EBITDA (“Consolidated Cash Flow”)	$114,112	$94,484

(1)	Other non-cash charges (income) include (a) purchase accounting adjustments in the twelve months ended September 30, 2006 relating to the write-up of inventory to fair value, which was subsequently charged to cost of sales as the inventory was sold, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, (c) the credit for reversal of the remaining restructuring accrual which had been estimated for the 2004 restructuring program, and (d) net unrealized foreign currency transaction gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) the gain realized on the foreign exchange forward contract which settled favorably upon commencement of the Acquisition, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, (c) severance expenses related primarily to the separation of former executive management and recruiting costs to locate the CEO and CFO replacements, and (d) costs to convert and consolidate certain of our operating facilities.

(3)	Our indentures also require us to make adjustments for fees paid under the management agreement with AEA Investors LLC.

(4)	Our indentures also permit adjustments to net income on a pro forma basis for pro forma earnings as well as certain costs savings that we expect to achieve with respect to acquisitions or dispositions. Therefore, in making the calculation for the twelve months ended September 30, 2007, we included the pro forma earnings impact, adjusted for anticipated synergies, relating to the Romanian acquisition which took place in July of 2007. For the twelve months ended September 30, 2006, we reflected the pro forma impact of cost savings that were expected to result from fully funding two U.K. pension plans, as well as incremental savings from operating on a stand-alone basis. The pro forma adjustments represent management’s best estimates of the savings achievable from these activities, and actual results could differ.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of September 30, 2007, we had $11.0 million of availability under these lines of credit. No borrowings were drawn under these lines, but trade letters of credit totaling $1.5 million were issued and outstanding at September 30, 2007.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. The Notes to our annual audited consolidated and combined financial statements, which are included in our registration statement on Form S-4 filed with the SEC, contain a summary of our significant accounting policies. We believe the following discussion addresses our most critical accounting policies, which are those that require our most subjective or complex judgments that could materially impact our reported results if actual outcomes differed significantly from estimates. There have been no material changes in policies or estimates since

December 31, 2006, with the exception of the adoption of FIN 48 (see Note 8 to the Unaudited Consolidated Financial Statements included within this report).
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

Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of September 30, 2007 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     On July 13, 2007, July 24, 2007 and August 28, 2007, the Kentucky Department for Environmental Protection (DEP) issued notices of violation against the Company’s Wurtland, Kentucky manufacturing facility. The DEP has alleged that the Company discharged excessive levels of chemical emissions into public waters without valid permits. The Company has filed timely responses to these notifications substantially denying the allegations. An administrative hearing has been scheduled with the DEP for December 10, 2007. At this time, it is uncertain whether any fines or penalties will be assessed against the Company. However, management does not expect any amounts that may be assessed to be material to the Company’s results of operations or financial position.
     In addition to the matter noted above, we are party to various lawsuits, legal proceedings and administrative actions arising out of the normal course of our business. While it is not possible to predict the outcome of any of these lawsuits, proceedings and actions, management, based on its assessment of the facts and circumstances now known, does not believe that any of these lawsuits, proceedings and actions, individually or in the aggregate, will have a material adverse effect on our financial position.  However, actual outcomes may be different than expected and could have a material effect on our results of operations or cash flows in a particular period.

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
     Additionally, we may be subject to significant increases in resin costs that may materially impact our financial condition. Over the past few years, resin costs have more than doubled. Plastic resin costs may continue to fluctuate as a result of changes in natural gas and crude oil prices. The instability in the world markets for petroleum and in North America for natural gas could quickly affect the prices and general availability of raw materials, which could have a materially adverse impact to us. Due to the uncertain extent and rapid nature of cost increases, we cannot reasonably estimate our ability to successfully recover any cost increases. While resin costs in both the U.S. and European markets declined at year-end 2006 from the highest levels attained during the year, cost have steadily increased through the first three quarters of 2007 in both markets. Even if we are able to pass cost increases on to our customers, our gross margins could decline and we may not be able to implement other price increases for our products. To the extent that cost increases cannot be passed on to our customers, or the duration of time lags associated with a pass-through becomes significant, such increases may have a material adverse effect on our profitability.
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
     On August 27, 2007, we announced that D. Keith LaVanway was appointed as our new Vice President and Chief Financial Officer, effective September 19, 2007. For the past six years, Mr. LaVanway served as Chief Financial Officer of Associated Materials Incorporated, an Ohio-based building materials company. Mr. LaVanway replaced Timothy J. Cunningham, who served as our Chief Financial Officer from May 1, 2006 to September 18, 2007. Mr. Cunningham succeeded Kevin J. Corcoran, who served as our Chief Financial Officer from October 13, 2005 to May 1, 2006.
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
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. Since the Acquisition closed, we have worked to develop and implement our own stand-alone system of internal controls.
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

     We have begun the work necessary to comply with Section 404 but cannot estimate at this time how long this process will take nor how much additional expense we will incur in completing the process. In addition, once we are required to report on our internal controls, if we are unable to conclude that our internal control over financial reporting is effective as of the end of our fiscal year (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.
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

PREGIS HOLDING II CORPORATION
Date: November 9, 2007	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)