Form 10-K
period 2007-12-31
Pregis Holding II CORP
filed 2008-03-24
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 333-130353-04
PREGIS HOLDING II CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-3321581 (I.R.S. Employer Identification No.)

1650 Lake Cook Road Deerfield, Illinois (Address of Principal Executive Offices)	60015 (Zip Code)
(847) 597-2200
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☑   No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     The registrant has no common stock, voting or non-voting, held by non-affiliates.
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of December 31, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain exhibits to the registrant’s registration statement on Form S-4, as amended, are incorporated by reference into Item 15 of this report.

i

PART I
     Except as otherwise required by the context, (1) references in this report to “our company,” “we,” “our” or “us” (or similar terms) refer to Pregis Holding II Corporation, together with its consolidated subsidiaries, (2) references to “Pregis Holding II” or “the registrant” refer to Pregis Holding II Corporation only, (3) references to “Pregis” refer only to Pregis Corporation, a wholly-owned subsidiary of Pregis Holding II Corporation, and (4) references to “Pregis Holding I” refers to Pregis Holding I Corporation, which owns all of the capital stock of Pregis Holding II Corporation.

ITEM 1.	BUSINESS
The Company
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. Our company operates through four reportable segments:
•	Protective Packaging, which manufactures, markets, sells and distributes protective packaging products in North America and Europe;

•	Flexible Packaging, which produces high value added customized barrier films and converted products for niche segments of the food, medical and consumer products markets in Europe and Egypt;

•	Hospital Supplies, which manufactures and supplies a full range of customizable operating drape products, procedure packs, protection products and sterilization packaging for the health care industry in Europe; and

•	Rigid Packaging, which produces and resells plastic-based rigid films and thermoformed containers, primarily serving the food and foodservice sectors.
     The businesses comprising our Flexible Packaging, Hospital Supplies and Rigid Packaging segments focus on the development, production and marketing of specialty packaging solutions for the markets they serve, and are therefore referred to collectively as our “specialty packaging businesses”. Additional quantitative disclosures with respect to the Company’s reportable segments is presented in Note 18 to the audited financial statements included within this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Report, and is incorporated herein by reference.
Competitive Strengths
     We believe we are distinguished by the following competitive strengths:
•	Leading Positions in Fragmented Markets. As one of the leading providers of protective packaging products as well as a leading competitor in our target markets in European specialty packaging solutions, we benefit from our broad product offering, scale, expertise in innovation, long standing customer relationships and diverse end-markets. Our flexible packaging, rigid packaging, and hospital supplies businesses focus on non-commodity, specialized niche market segments with deep, collaborative customer relationships, high service expectations and exacting product requirements.

•	Broad Product Offering Combined with Customer-Focused Service. We believe we offer one of the broadest product lines in the packaging industry. Many of our customers tend to purchase multiple packaging products from manufacturers and our ability to bundle products reduces customer cost and simplifies procurement requirements. We also offer highly customized, value-added packaging solutions to attractive markets. Examples of these tailored solutions include customized shapes, customized laminates and other design services. In addition to our broad product line and customized solutions, we provide our customers with levels of quality, lead times, logistics and design services that we believe are among the most competitive in the packaging industry.

•	Advanced, Low-Cost Manufacturing. We benefit from a number of competitive advantages that help us compete effectively in our markets. For example:
•	Manufacturing technologies and capabilities for our products depend on advanced technological know-how. We have made significant capital expenditures in our businesses in recent years to improve productivity, quality and service. Our advanced manufacturing capabilities allow us to produce higher value-added products and further broaden our product offering. For example, our ability to manufacture co-extruded cushioning packaging, polypropylene and polyethylene sheet foam, extruded plank and paper-based products is a significant advantage relative to our competitors, who generally have more limited product offerings. We also believe we are the sole producer of low density polypropylene sheet foam products and one of only two producers of co-extruded bubble cushioning products.

•	Many of the products in our industry are lightweight with an estimated cost-effective shipping radius in the industry of approximately 200 to 400 miles. In addition, many of our customers seek broad geographic coverage and timely, often overnight, deliveries. Our expansive manufacturing and distribution network, which included a network of 47 facilities in 18 countries as of December 31, 2007, allows us to provide our customers with the geographic scale and service levels required to meet their needs. For example, we are the only manufacturer of kraft honeycomb products that can offer a national presence throughout the United States and much of Western Europe.

•	Our ability to procure lower cost raw materials due to our scale, coupled with our efficient manufacturing assets, enables us to maintain a cost structure which we believe to be lower than that of many of our competitors, which helps drive revenue growth and improve profitability.
•	Significant Diversification. Our business is well balanced with a diversified range of product offerings, geographical markets, end-markets and customers. We believe we offer one of the broadest product lines in the packaging industry. Geographically, we serve markets in North America, Europe and, to a lesser extent, other regions of the world. We also benefit from a diverse set of end-markets served and a diverse customer base, with our largest customer representing less than 3% of sales in 2007. We believe this diversity helps reduce overall business risk, enhances our revenue stability and provides us with opportunities for growth resulting from changing customer needs and market trends.

•	Track Record of Customization and Innovation. Our focus on customized solutions is a key factor in our ability to grow by satisfying our customers’ changing needs. Examples of customization include surgical and procedure kits tailored to the needs of a hospital or an individual physician; custom print, decoration and barrier properties in flexible films; custom thermoformed container shapes and closure designs for the foodservice market; and die-cut and application-specific customized products for protective packaging’s Hexacomb® product line. The ability to innovate is a key factor in our ability to expand our product line and grow our revenue base. For example, the protective packaging segment recently introduced Hefty Express® poly mailers and Air-Paq™ cushion products, as well as Jiffy™ Green bubble rolls and mailer products. In addition, we believe Protective Packaging is one of only two manufacturers of extruded engineered foam in both North America and Europe and the only producer of polypropylene sheet foam in North America. We believe that our customized and innovative products provide additional value to our customers.

•	Experienced Management Team and Strong Equity Sponsorship. Our senior managers have extensive engineering, manufacturing and finance backgrounds. Our management team has demonstrated its ability to improve our competitive position by successfully developing and executing our global business strategy. Our management team has led the implementation of lean and other productivity programs, as well as internal and acquisitive expansion efforts, which position us for future growth and margin expansion. We also benefit from our equity sponsor’s relationships, knowledge of the packaging, specialty chemicals and consumer products industries, and significant investment experience in separating and optimizing carve-out divisions of larger organizations.
Business Strategy
     We are pursuing a business strategy developed to increase revenue and cash flow. The key components of this strategy are:
•	Utilize Our Market Credibility. We are continuing to use our broad product offering, expansive geographic coverage, advanced manufacturing technologies and leading service levels to drive our growth. We also plan to continue to pursue initiatives that further broaden our product lines in the packaging industry. Our diversity of end-markets and customers, as well as our knowledge of trends and customer preferences, help us identify new business and product opportunities. Our product development teams continue to seek to enhance and expand the use of existing products as well as work collaboratively with our customers to design new products. We are also continuing to focus our efforts on the development of products that can provide immediate value to our customers and meet their performance requirements and quality expectations.

•	Continue Customer-Focused Service. We have successfully differentiated ourselves through a reputation for customer-focused, high quality service. We intend to further enhance our service levels by using our strong relationships with customers and end-users to gain industry and consumer insight into emerging trends and customer preferences. We implement our customer-focused strategy through a regional sales and distribution infrastructure, tailored to fit the needs of our customers and end-markets. The key elements of this strategy require us to develop and maintain long-standing relationships and partnerships with our customers. We intend to continue to use this strategy to capture increased value for our products and services.

•	Optimize Our Structure. We are optimizing our new structure as a stand-alone entity by implementing an efficient corporate overhead structure and improving our manufacturing operations. We believe that, as a stand-alone entity, we are able to implement new productivity improvement initiatives by taking advantage of dedicated external resources and expertise previously unavailable to our business. Additionally, we are able to deploy capital and management resources in a more efficient manner as we can focus solely on the needs of our company.

•	Maintain Technological Know-How and Low-Cost Manufacturing Position. We have made substantial investments to develop advanced packaging manufacturing technologies, and as a result we have a significant portfolio of industry-leading products and technologies. We continue to invest in advanced manufacturing capabilities and low-cost facilities in order to enable us to produce higher value-added products, further broaden our product offering and improve profitability.

•	Continue to Use Our International Platform. We intend to continue to share products, technologies, manufacturing processes and best practices, and research and development resources across our protective packaging operations in North America and Europe. In addition, are using this international platform to introduce new products and technologies more efficiently, obtain information on distribution channels and end-markets, and re-deploy manufacturing assets and sales personnel as needed to capitalize on emerging trends in the markets we serve.
History
     Pregis Holding II is a Delaware corporation formed in 2005. AEA Investors LLC and certain of its affiliates (the “Sponsors” or “AEA Investors”), formed Pregis, Pregis Holding I, and Pregis Holding II for the purpose of acquiring all of the outstanding shares of capital stock of the global protective packaging and European specialty packaging businesses of Pactiv Corporation (the “Acquisition”). AEA Investors entered into a stock purchase agreement on June

23, 2005 with respect to the Acquisition, and the Acquisition was consummated on October 13, 2005. The adjusted purchase price for the Acquisition was $559.7 million, after giving effect to direct costs of the Acquisition, pension plan funding of $20.1 million, and post-closing working capital and indebtedness adjustments. The Stock Purchase Agreement also indemnifies the Company for payment of certain liabilities relating to the pre-Acquisition period.
     The Acquisition was financed with the proceeds from the offering of Pregis’s Second Priority Senior Secured Floating Rate Notes due 2013 and 12 3/8% Senior Subordinated Notes due 2013, borrowings under Pregis’s senior secured credit facilities and an equity contribution to Pregis Holding I by AEA Investors. As used in this report, the term “Transactions” means, collectively, the Acquisition and the related financings, the repayment of existing debt of affiliates prior to closing of the Acquisition and other related transactions.
Available Information
     We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports on our website as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission. These reports are available, free of charge, at www.pregis.com.
Products and Services
     Our broad, industry-leading product offerings include protective packaging, flexible barrier packaging, hospital supplies and rigid packaging and serve a diversified range of end-markets. Our products are primarily plastic resin- and plastic film-based but also include products derived from kraft paper and other raw materials. Our protective packaging products are used for cushioning, void-fill, surface protection, containment and blocking and bracing. Our protective packaging business also acts as a distributor of protective packaging products in certain European markets, including the United Kingdom and Central Europe. Our flexible barrier, hospital supplies and rigid packaging products serve niche market segments with customized, value-added packaging solutions. The table below provides an overview of products and end-markets served within our segments.

	Protective Packaging	Flexible Packaging	Hospital Supplies	Rigid Packaging
Products	Protective mailers	Film-on-the-reel	Operating drapes	Rigid films
	Air-encapsulated cushion products	Bags	Procedure packs	Custom packaging
	Inflatable airbag systems	Pouches	Medical packaging	Thermoformed
	Sheet foam	Labels		foodservice
	Engineered foam			containers
Honeycomb
Paper packaging systems

End-Markets	General industrial	Fresh food	Hospitals	Foodservice
Served	High tech electronics	Consumer products	Healthcare	Convenience foods
	Furniture manufacturing	Dry food	Medical devices	Bakery
	Building products	Medical		Fresh food
	Retail			Confectionery
Agriculture
     We manufacture protective packaging products in North America and Europe. We currently manufacture our flexible packaging, hospital supplies and rigid packaging in Germany, the United Kingdom, Egypt, and Bulgaria.

      Protective Packaging Products
     Protective Mailers. Protective mailers are a lightweight, economical, pre-constructed means of protecting a wide variety of small items from damage during shipping. Types of protective mailers include cushion-lined, padded, foam-lined, rigid board and all-plastic mailers. Protective Packaging markets its line of protective mailers under the Hefty Express® brand name in North America and Jiffy™ brand name in Europe.
     Air-Encapsulated Cushion Products. Introduced in the 1960s, cushion products are made from extruded polyethylene or co-extruded polyethylene and nylon film with pockets of air encapsulated between the top and bottom layers of the film. Each cell acts as a mini-shock absorber to protect products during shipping. The primary functions of cushion products are cushion and void fill. Protective Packaging’s range of cushion products is sold primarily under the Astro-Cell® and Astro-SupraBubble® brand names. Based on customer preferences, Protective Packaging can customize its cushion products by laminating them with kraft paper, aluminum foil or other film. Co-extruded multi-layer cushion products retain air over extended periods of time and are generally viewed by customers as higher value-added alternatives to monolayer products. We believe that Protective Packaging is one of only two manufacturers of co-extruded bubble cushioning products.
     Inflatable Airbag Systems. Inflatable airbag systems consist of a dispenser which produces inflatable airbags on-demand at the end-user location. This inflated airbag is designed for void-fill and blocking and bracing applications. The competitive advantages of inflatable airbags compared to loose-fill, wadded paper and other substitute packaging materials are price, reduced freight costs, lower weight, lower inventory space and improved protection. Since inflatable airbags are produced on-demand, often at the customer’s on-site location, inventory, freight and warehousing requirements are significantly reduced for the customer.
     Sheet Foam. Sheet foams are extruded foamed plastics with thicknesses not exceeding 5 millimeters (approximately 3/16-inches). This product is primarily used as surface and light-cushioning protection in packaging applications, and as thermal and sound insulation in non-packaging applications, such as flooring underlayment and concrete curing blankets. Protective Packaging’s sheet foam is sold primarily under the Astro-Foam™, Prop-X™ and Microfoam® brand names, while its laminated or custom sheet foams are sold under the Micro-Tuff™ and Rhino™ brand names. Protective Packaging differentiates and custom tailors sheet foam by laminating it with aluminum foil, high density polyethylene resin, kraft paper, non-woven materials and other substrates.
     Engineered Foam. Engineered foams are extruded foamed plastics with thicknesses greater than 5 millimeters (approximately 3/16-inches). This product provides a variety of functions, including cushioning and blocking and bracing. In packaging applications, engineered foam is fabricated into a wide range of protective packaging shapes, forms and die cuts for designed packages in which a clean, attractive appearance is required. Unlike other protective packaging products, engineered foam is typically sold to fabricators, who convert the material based on precise specifications required by end-users. Engineered foam’s characteristics include high impact strength, elasticity and chemical resistance. These characteristics make the product a preferred substrate in protective packaging applications for electronic and medical equipment, automotive parts and machine tools, as well as in certain non-packaging applications, particularly recreational uses.
     Honeycomb. Honeycomb is a protective packaging material made from kraft paper that is sliced into strips and glued together to form a pattern of nested hexagonal cells. Formed honeycomb is similar in appearance to a beehive honeycomb and is custom-designed to meet the needs of each end-user. Specific functional applications of honeycomb include spacing, cushioning and blocking and bracing, as well as structural support for doors and tabletops. Honeycomb demonstrates excellent protective qualities by minimizing the transfer of road-shock to products during shipping and by providing a combination of cushioning, and blocking and bracing functions. Honeycomb offers excellent performance due to its strength-to-weight ratio. As a result, honeycomb tends to be preferred to corrugated packaging given its lower cost and better performance in its targeted application. Select end-users value the product’s environmentally friendly characteristics compared to molded resin-based alternatives. Protective Packaging manufactures honeycomb under the Hexacomb® brand name in both North America and Europe.

     Paper Packaging Systems. Our paper systems offer an additional solution to the void-fill portfolio of protective packaging products, using a flexible and eco-friendly packaging material. The systems deliver crumpled, recyclable, renewable and biodegradable kraft paper used for void-fill, cushioning, wrapping and blocking, and bracing applications. This packaging solution broadens and compliments the existing void-fill inflatable solutions portfolio, offering a wider selection of void-fill options to be placed at end-user sites, saving customers inventory, freight and packaging costs.
      Flexible Packaging Products
     Film-on-the-reel. Film-on-the-reel consists of high quality mono and co-extruded laminated polyethylene films for the fresh, dry and frozen foods, confectionary, hygiene, medical and consumer goods markets.
     Bags. Bag products include printed polyethylene bags for the household, personal care, horticultural and medical markets and reclosable bags.
     Pouches. Flexible Packaging manufactures laminated stand-up pouches, printed in up to ten colors, for food, hygienic and medical markets.
     Labels. Labels include shrink, stretch and wrap-around labels for glass and plastic bottles, printed in up to ten colors.
      Hospital Supplies Products
     Operating drapes. Operating drapes include a complete range of disposable drapes such as back table covers, small drapes, universal patient drapes, customized drape systems and drapes that are specific to particular operations. Products are sold under the Secu-Drape™ brand as well as under private label brands.
     Procedure packs. Procedure packs consist of standard and highly customized drapes and other products (including tubes, compresses, scalpels, etc.) purchased from third-party suppliers that are used for numerous surgical disciplines.
     Medical packaging. Medical packaging includes transparent pouches and tubes and reels with or without indicators suitable for different sterilization processes and sold under the Medipeel™ and Flexopeel™ brands; transparent or colored pouches suitable for vacuum packaging and irradiation and sold under the Cleerpeel™ brand; and wrapping materials and other accessories sold under the Steriflex™ brand.
      Rigid Packaging Products
     Rigid films. Rigid films include mono, modified atmospheric packaging base and top web clear and colored films with easy peel or fusion seal.
     Custom packaging. Custom packaging consists of individually customized packaging for food and foodservice products, including snacks, salads, confectionery, biscuits and prepared meals. A dedicated design and technology facility in Stanley, United Kingdom offers a full range of services covering the product development process from drafting of initial concepts in three dimensions through to the creation of prototype samples and final tool production. Custom solutions include trays for chocolates, clam shells for Easter eggs and biscuit inserts for biscuits and confectionery products.
     Foodservice. Foodservice products include standard thermoformed packaging produced internally, which are sold alongside third-party foodservice products purchased for resale. Products offered include containers and bowls, trays, tableware cups and cup carriers.

Customers
      Protective Packaging
     We sell our protective packaging products to over 10,000 customers across North America and Europe, consisting primarily of distributors, fabricators and direct end-users. The majority of our protective packaging sales are to national and regional distributors who sell a variety of packaging and other industrial products to end-user customers. Our sales to fabricators are driven by engineered foam products, which are converted by fabricators into a wide range of protective packaging shapes, forms and die cuts for designed packages with the precise specifications required by end-users.
      Flexible Packaging, Hospital Supplies and Rigid Packaging
     Our specialty packaging products are sold to a wide range of end-user customers, both directly and through distributors, in the various markets the businesses serve, including major international food, consumer products and healthcare companies, regional producers and distributors and retailers, many with whom we have long-standing relationships.
     For the year ended December 31, 2007, on a corporate-wide basis our top ten customers accounted for approximately 10% of our net sales, with no single customer accounting for more than 3%.
Sales, Marketing and Distribution
     Because of our broad range of products and customers, our sales and marketing efforts are generally specific to a particular product, customer or geographic region. We market in various ways, depending on both the customer and the product. We have differentiated ourselves from our competitors by building a reputation for a customer-focused sales approach, quality service, product and service innovation and product quality. The key elements of this strategy require us to develop and maintain strong relationships with our customers, including direct end-users as well as distributors and fabricators.
     Our Protective Packaging sales and marketing are organized primarily on a regional basis in North America and a country basis in Europe. In North America, several specialty end-markets, such as agriculture, building products, furniture manufacturing and retail, as well as a small number of key accounts, are covered on a national basis. Our honeycomb products are sold by a dedicated sales force due to the specialized nature of the product offering. In Europe, specialists cover several key accounts in the protective mailer, engineered foam, and inflatable airbag systems product segments. Protective Packaging has also established an extensive distribution network and dedicated sales force in Central and Eastern Europe, as there are currently no other significant distribution networks in the region that provide adequate market access. Our specialty packaging businesses address the specialized market segments they serve with both a direct sales force and distributors, utilizing the most effective channels to address their customers’ needs. These businesses’ marketing efforts are led by their sales force and customer service staff and also include an international sales network through dedicated agents in various countries, including the United Kingdom, The Netherlands, Poland and Spain.
Research and Development
     Our product development efforts are an important part of our commitment to customer-focused service and innovative products and technology. Our research and development personnel work closely with customers to enhance existing products and develop new products, as well as to gain insights into emerging trends and customer preferences. We aim to launch a number of new products and applications each year. Our development efforts are focused on new and existing product development, design and enhancement, manufacturing process optimization and material development, all of which reinforce our strong customer relationships and provide support to our sales and marketing teams. For the years ended December 31, 2007, 2006, and 2005, we spent $5.9 million, $7.0 million, and $6.1 million, respectively, on our research and development efforts.

Suppliers and Raw Materials
     Polyethylene, polypropylene, and other plastic resins constitute the primary raw materials used to make our products. We also purchase various other materials, including plastic film, nylon, kraft paper, corrugated products and inks. These materials are generally available from a number of suppliers. Our businesses purchase raw materials in coordination with one another, and we sometimes buy and sell additional quantities of resin, in order to take advantage of volume discounts. In line with industry practice, we have historically attempted to mitigate a portion of the impact of plastic resin price fluctuations by passing through changes in resin prices to customers through a combination of product selling price adjustments, contractual cost pass through mechanisms and/or commercial discussion and negotiation with customers. We cannot give any assurance as to whether we will be able to recover from customers all or any portion of these changes in resin prices. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors—Risks Related to Our Business—Our financial performance is dependent on plastic resin prices as well as the continued availability of resin and energy costs.”
Backlog
     We did not have a significant manufacturing backlog at December 31, 2007 or 2006. We do not have material long-term contracts with our customers, and the significant majority of our sales orders are filled within a month of receipt. While our backlog is not significantly impacted by any seasonal factors, it is subject to fluctuation given the size and timing of outstanding orders at any point in time. Therefore, our backlog level is not necessarily indicative of the level of future sales.
Competition
     The markets in which we operate are highly competitive on the basis of service, product quality and performance, product innovation and price. There are other companies producing competing products that are substantially larger, are well established and have greater financial resources than we have.
     Our protective packaging products compete with similar products made by other manufacturers and with a number of other packaging products that provide protection against damage to customers’ products during shipment and storage. Through our Protective Packaging segment, we are one of the few suppliers with a broad offering of protective packaging products and a presence in both North America and Europe. The majority of competing producers focus on a specific geography or a narrow product range. For example, our ability to manufacture co-extruded cushioning packaging, polypropylene and polyethylene sheet foam, extruded plank and paper-based products is a significant competitive advantage. Additionally, we are the sole producer of low density polypropylene sheet foam products and the only manufacturer of kraft honeycomb products with a national presence in North America. With a strategic footprint of 22 manufacturing facilities in North America and 16 in Europe as of December 31, 2007, the Protective Packaging segment benefits significantly from an estimated cost-effective shipping radius in the industry of approximately 200 to 400 miles. Our primary competitor in protective packaging is Sealed Air, while we also selectively compete with companies such as Poly Air, FP International and Storopack in North America and Fagerdala, Sansetu and BFI in Europe.
     Our specialty packaging businesses have strong positions in their particular areas of focus. For example, Flexible Packaging’s flexible barrier packaging products have strong positions in detergent packaging, fresh food laminates and secondary medical packaging films in Germany. Additionally, we believe Hospital Supplies is the second largest producer of disposable operating drapes in Germany and the third largest in Europe (by volume), while Rigid Packaging is a leading supplier to the foodservice market in the United Kingdom. The specialty packaging businesses compete with a number of national and regional suppliers in each of their key products and end markets, and there are additional competitive pressures in some markets due to increasing consolidation among our customers.

Employees
     As of December 31, 2007, we had approximately 4,500 total employees worldwide. Our Protective Packaging segment employed approximately 2,800 employees, the majority of which are non-union. There are six collective bargaining agreements in the United States, covering less than 200 employees. Our Flexible Packaging, Hospital Supplies, and Rigid Packaging segments employed approximately 670, 700 and 330 people, respectively, substantially all of which are unionized or otherwise covered by Company Works Councils. In the last three years, we have had no material work stoppages or strikes. We believe our employee relations are good.
Intellectual Property
     We have selectively pursued protection afforded by patents and trademarks whenever deemed critical. Our businesses also rely upon unregistered trademarks and copyrights, proprietary know-how and trade secrets. We do not believe, however, that any individual item of our intellectual property portfolio is material to our current business.
     The major trademarks of the protective packaging businesses are registered in the geographies where they operate. Selected trademarks include Astro-Foam™, Astro-Cell®, Astro-Bubble®, Air Kraft®, Furniture GUARD®, Hexacomb®, Jiffy™, Microfoam®, Nopaplank™, Polylam™ and Polyplank®.
     The major trademarks of the specialty packaging businesses are registered in the markets where they operate. Major trademarks include Propyflex™, Secu-Drape™, Cleerpeel™, Steriflex™, Mediwell Super™, Mediwell Super Plus™, Medipeel™ and Flexopeel™.
     We also manufacture, distribute and sell shipping mailers, including protective bags comprised of paper or plastic and air cellular cushion material, under the Hefty Express® brand name, pursuant to a trademark license agreement with Pactiv Corporation. The license is an exclusive, royalty-free license that terminates in October 2015. Pactiv has agreed that, following the expiration of the license, Pactiv will not use, or permit others to use, the Hefty Express® mark in connection with the manufacture, marketing, distribution and sale of shipping mailers. In turn, we entered into a license agreement to grant Pactiv a perpetual, royalty-free license that allows Pactiv to continue to use certain patents that are owned by us in the manufacture and sale of certain products, including the manufacture of tamper-evident packaging containers in the United States.
Environmental Matters
     We are subject to extensive federal, state, municipal, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge of pollutants into the air and water and those regulating the treatment, storage, disposal and remediation of, and exposure to, solid and hazardous wastes and hazardous materials. Certain environmental laws and regulations impose joint and several liability on past and present owners and operators of sites, to clean up, or contribute to the cost of cleaning up sites at which contaminants were disposed or released without regard to whether the owner or operator knew of or caused the presence of the contaminants, and regardless of whether the practices that resulted in the contamination were legal at the time they occurred. In addition, under certain of these laws and regulations, a party that disposes of contaminants at a third party disposal site may also become a responsible party required to share in the costs of the investigation or cleanup of the site.
     Our estimated expenditures for environmental compliance are incorporated into our annual operating budgets and we do not expect the cost of compliance with current environmental laws and regulations and liabilities associated with claims or known environmental conditions to be material to us. However, future events, such as new or more stringent environmental laws and regulations, any related damage claims, the discovery of previously unknown environmental conditions requiring response action, or more vigorous enforcement or new interpretations of existing environmental laws and regulations may require us to incur additional costs that could be material.

Seasonality
     Primarily due to the impact of our customer buying patterns and production activity, our sales tend to be stronger in the second half of the year and weaker in the first half. In addition, our cash flow from operations tends to be weaker in the first half of the year and stronger in the second half due to seasonal working capital needs.

ITEM 1A.	RISK FACTORS
     You should carefully consider the risk factors set forth below as well as the other information contained in this report, including our consolidated and combined financial statements and related notes. Any of the following risks could materially adversely affect our business, financial condition or results of operations. Information contained in this section may be considered “forward-looking statements.” See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.
Risks Related to Our Business
Our financial performance is dependent on the cost of plastic resin, the continued availability of resin, and energy costs.
     The primary raw materials we use in the manufacture of some of our products are various plastic resins, primarily polyethylene, which represented approximately 50% of our 2007 material costs. Our financial performance therefore is dependent to a substantial extent on the plastic resin market.
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
     Additionally, we may be subject to significant increases in resin costs that may materially impact our financial condition. Over the past few years, resin costs have more than doubled. Plastic resin costs may continue to fluctuate as a result of changes in natural gas and crude oil prices. The instability in the world markets for petroleum and in North America for natural gas could quickly affect the prices and general availability of raw materials, which could have a materially adverse impact to us. Due to the uncertain extent and rapid nature of cost increases, we cannot reasonably estimate our ability to successfully recover any cost increases. While resin costs in both the U.S. and European markets declined at the end of 2006, they increased throughout 2007 to reach near-historical highs by the end of the year. To the extent that cost increases cannot be passed on to our customers, or the duration of time lags associated with a pass-through becomes significant, such increases may have a material adverse effect on our profitability.
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
     We face significant competition in the sale of our products. We compete with multiple companies with respect to each of our products, including divisions or subsidiaries of larger companies and foreign competitors. Certain of our competitors are substantially larger, are well established and have financial and other resources that are greater than ours and may be better able to withstand price competition. Specifically, our protective packaging products compete with similar products made by other manufacturers and with a number of other packaging products that provide protection against damage to customers’ products during shipment and storage. Our primary competitor in protective packaging is Sealed Air, while we also selectively compete with companies such as Poly Air, FP International and Storopack in North America and Fagerdala, Sansetu and BFI in Europe. Our Flexible Packaging, Hospital Supplies and Rigid Packaging businesses compete with a number of national and regional suppliers in each of their key products and end markets, and there are additional competitive pressures in some markets due to increasing consolidation among our customers.
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
     We have made significant capital expenditures in our businesses in recent years to improve productivity, quality and service. We spent approximately $34.6 million, $28.1 million and $25.8 million in capital expenditures in fiscal years 2007, 2006 and 2005. As we grow our businesses, we may have to incur significant additional capital expenditures. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offerings may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.
Our business could be materially hurt by economic downturns.
     Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate, including, for the Protective Packaging segment, the general industrial, high tech electronics, furniture manufacturing, building products, retail, and agriculture end-markets, and for our specialty packaging businesses, the fresh food, consumer products, dry food, medical, foodservice, convenience foods, bakery, and confectionery end-markets. The demand for our products by our customers in these end-markets depends, in part, on general economic conditions and business confidence levels. A decline in economic activity in the United States and/or Europe could materially adversely affect our financial condition and results of operations.

Our business is subject to risks associated with manufacturing processes.
     As of December 31, 2007, our Protective Packaging segment operated 22 manufacturing facilities in North America and 16 in Europe and the segments comprising our specialty packaging businesses operated 9 manufacturing facilities in Germany, Bulgaria, the United Kingdom and Egypt. We produce substantially all of our products in these facilities, including hospital supplies and foodservice products, which require special care to avoid contamination during manufacturing. Unexpected failures of our equipment and machinery, as well as contamination in the clean rooms used to manufacture our hospital supplies and foodservice products, may result in production delays, revenue loss, third party lawsuits and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows.
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
     We have made, and may in the future opportunistically consider, the acquisition of other manufacturers or product lines of other businesses that either complement or expand our existing business, or the divestiture of some of our businesses. We cannot assure you that we will be able to consummate any acquisitions or divestitures or that any future acquisitions or divestitures will be able to be consummated at acceptable prices and terms. Acquisitions or divestitures involve a number of special risks, including some or all of the following:
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
     We have made substantial investments to develop advanced packaging manufacturing technologies, and as a result we have a significant portfolio of industry-leading products and technologies. For instance, we believe Protective Packaging is one of only two major manufacturers of extruded engineered foam in both North America and Europe, the only producer of polypropylene sheet foam in North America and the first producer of inflatable engineered cushioning with individual cells. Our future business success will continue to depend upon our ability to maintain and enhance our technological capabilities, develop and market products and applications that meet changing customer needs and successfully anticipate or respond to technological changes on a cost-effective and timely basis. Our inability to anticipate, respond to or utilize changing technologies could have an adverse effect on our business, financial condition or results of operations.
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
     The international scope of our operations may lead to volatile financial results and difficulties in managing our business. We generated approximately 65% of our sales outside the United States for the year ended December 31, 2007. International sales and operations are subject to a number of risks, including:
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
     Our exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of our consolidated and combined financial statements, as well as from transaction exposure associated with generating revenues and incurring expenses in different currencies. While our consolidated and combined financial statements are reported in U.S. dollars, the financial statements of our subsidiaries outside the United States are prepared using the local currency as the functional currency and translated into U.S. dollars by applying an appropriate exchange rate. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies in which our subsidiaries outside the United States report could cause significant fluctuations in our results. Our sales and expenses are recorded in a variety of currencies.
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
     We believe that our future success will continue to depend, in part, upon our ability to make innovations in our existing products and to develop, manufacture and market new products. This will depend, in part, on the success of our research and development and engineering efforts, our ability to expand or modify our manufacturing capacity and the extent to which we convince customers and consumers to accept our new products. Historically, our ability to innovate has been a key factor in our ability to expand our product line and grow our revenue base. For example, Protective Packaging recently introduced Hefty Express® poly mailers, and Air-Paq™ cushion products, as well as Jiffy™ Green bubble rolls and mailer products. If we fail to successfully introduce, market and manufacture new products or product innovations and differentiate our products from those of our competitors, our ability to maintain or expand our sales and to maintain or enhance our industry position could be adversely affected, which in turn could materially adversely affect our business, financial condition or results of operations.
Under the current SEC rules, we will be required to report on the effectiveness of the internal controls over financial reporting of our business in our annual report on Form 10-K for 2008.
     Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the rules of the Securities and Exchange Commission promulgated thereunder require subject companies’ annual reports to contain a report of management’s assessment of the effectiveness of internal control over financial reporting and an attestation of our independent registered public accounting firm as to that management report. Under the current SEC rules, our first management internal controls report will be required to be included commencing with our annual report on Form 10-K for 2008. Based on current proposals set forth by the SEC, we anticipate that the first auditor attestation of management’s report will be required commencing with our annual report on Form 10-K for 2009.
     We are currently undertaking the work necessary to comply with the requirements of Section 404. However, once we are required to report on our internal controls, if we are unable to conclude that our internal control over financial reporting is effective as of the end of our fiscal year (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of the internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the instruments governing our indebtedness.
     We have a significant amount of indebtedness. As of December 31, 2007, we had total indebtedness of $477.7 million, which does not include up to an additional $43.9 million that may be borrowed under Pregis’s senior secured revolving credit facility (after giving consideration to $6.1 million in letters of credit outstanding at December 31, 2007) and $100.0 million that may be borrowed under Pregis’s term loan facilities subject to certain conditions.
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
     At December 31, 2007, we had $330.0 million of variable rate debt. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. We expect our 2008 cash interest expense to be approximately $46 million, calculated based on the interest rates and foreign currency exchange rates in effect at December 31, 2007 and assuming payment of scheduled maturities. Each one point increase or decrease in the applicable variable interest rates on Pregis’s senior secured credit facilities and senior secured floating rate notes would correspondingly change our interest expense by approximately $3.3 million per year (based on rates in effect at December 31, 2007). While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
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
Cautionary Note Regarding Forward-Looking Statements
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “should,” or “will,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets and growth in the use of our products, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report under Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. In addition, the forward-looking statements contained herein regarding market share, market sizes and changes in markets are subject to various estimations, uncertainties and risks.
     We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	risks associated with our substantial indebtedness and debt service;

•	increases in prices and availability of resin and other raw materials and our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our branded products;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	our ability to meet future capital requirements;

•	general economic or business conditions, nationally, regionally or in the individual markets in which we conduct business, may deteriorate and may have an adverse impact on our business strategy, including without limitation, factors relating to interest rates and gross domestic product levels;

•	risks related to our acquisition or divestiture strategy;

•	our ability to protect our intellectual property rights;

•	changes in governmental laws and regulations, including environmental laws and regulations; and

•	other risks and uncertainties, including those listed under Item 1A, “Risk Factors.”
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2.	PROPERTIES
     Our international corporate headquarters is located in Deerfield, Illinois in a leased facility. We position our manufacturing locations and warehouses in order to optimize access to our customers and distributors. Our Protective Packaging segment operates 22 manufacturing facilities in North America (United States, Canada and Mexico) and 16 in Europe. We have broad reach within Europe, through key facilities located in Belgium, Germany, the Netherlands, Italy, England, Poland and the Czech Republic. We own approximately half of our Protective Packaging facilities, while the rest are leased. Our Flexible Packaging segment operates from two manufacturing facilities in Germany and one in Egypt, all of which are owned. The Hospital Supplies segment also maintains two manufacturing facilities in Germany and one in Bulgaria, all of which are owned. The Rigid Packaging segment operates three facilities in the United Kingdom (one each in England, Scotland and Wales), all of which are leased. We also lease other warehouse and administrative space at other locations. We believe the plants, warehouses, and other properties owned or leased by us are well maintained and in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS
     On July 13, 2007, July 24, 2007 and August 28, 2007, the Kentucky Department for Environmental Protection (DEP) issued notices of violation against our Wurtland, Kentucky manufacturing facility. The DEP alleged that we discharged excessive levels of chemical emissions into public waters without valid permits. The Company filed timely responses to the notifications substantially denying the allegations. Following an administrative hearing with the DEP in December 2007, the Company settled the matter by agreeing to pay a civil penalty of $0.1 million and to undertake certain remedial measures to prevent any improper releases into the environment.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the year ended December 31, 2007.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no established public trading market for the registrant’s common stock. All of the registrant’s issued and outstanding common stock is held by Pregis Holding I.
     The registrant has not paid any cash dividends in the past. We anticipate that any earnings will be retained for development of our business and we do not anticipate paying any cash dividends in the foreseeable future. Pregis’s senior secured credit facilities, senior subordinated notes and senior secured notes all restrict our ability to issue cash dividends. Any future dividends declared would be at the discretion of our board of directors and would depend on our financial condition, results of operations, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA
     The historical financial information as of December 31, 2007, 2006 and 2005, and for the years ended December 31, 2007 and 2006 and the period from October 13, 2005 to December 31, 2005 has been derived from the audited consolidated financial statements of Pregis Holding II following the Acquisition (the “Successor”). The historical financial data set forth below for the period from January 1, 2005 to October 12, 2005 and as of and for the years ended December 31, 2004 and 2003 has been derived from the audited combined financial statements of the business comprising Pregis prior to the Acquisition (the “Predecessor”). You should read this data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and the related notes included elsewhere in this report.

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,	Year ended December 31,
(dollars in thousands)	2007	2006	2005	2005	2004	2003
Statement of Operations:
Net sales	$979,399	$925,499	$191,602	$678,034	$831,130	$760,833
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	740,235	713,550	155,716	535,409	650,593	593,509
Selling, general and administrative	137,180	125,944	24,172	87,973	103,760	105,795
Depreciation and amortization	55,799	53,179	10,947	25,195	32,123	29,136
Goodwill impairment	—	—	—	35,654	—	—
Restructuring expense	—	—	—	—	12,712	—
Other operating expense (income), net	190	234	(122)	460	—	—

Total operating costs and expenses	933,404	892,907	190,713	684,691	799,188	728,440

Operating income (loss)	45,995	32,592	889	(6,657)	31,942	32,393
Interest expense	46,730	42,535	10,524	2,195	3,562	4,663
Interest income	(1,325)	(246)	(153)	(150)	(65)	(73)
Foreign exchange gain, net	(2,339)	(6,139)	(4,787)	(521)	—	—
Gain on sale of securities	—	—	—	(1,228)	—	—

Income (loss) before income taxes	2,929	(3,558)	(4,695)	(6,953)	28,445	27,803
Income tax expense (benefit)	7,708	4,842	(1,286)	1,356	13,056	11,019

Net income (loss)	$(4,779)	$(8,400)	$(3,409)	$(8,309)	$15,389	$16,784

Other Data:
Capital expenditures	$34,626	$28,063	$3,910	$21,906	$19,321	$25,468

	Successor			Predecessor
	As of December 31,			As of December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Balance Sheet Data (at end of years):
Cash and cash equivalents	$34,989	$45,667	$54,141	$22,595	$13,378
Working capital (1)	129,370	121,851	102,752	157,014	139,643
Property, plant and equipment, net	277,398	270,646	265,970	306,217	300,791
Total assets	855,319	797,032	774,206	853,958	793,619
Total debt (2)	477,724	455,317	434,136	110,113	112,319
Total stockholder’s / owner’s equity	153,657	144,260	144,828	550,100	513,617

(1)	Working capital in the Successor period is defined as current assets, excluding cash, less current liabilities. Working capital in the Predecessor period is defined as trade receivables, plus inventory, less trade payables.

(2)	Total debt includes short-term and long-term debt, including affiliated debt in the predecessor periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated and combined financial statements and accompanying notes included elsewhere in this report. In addition to historical information, this discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in this report under Item 1A, “Risk Factors.” Future results could differ materially from those discussed below. See “Cautionary Note Regarding Forward-Looking Statements” in Item 1A above.
BASIS OF PRESENTATION
     We commenced operations as Pregis Corporation on October 13, 2005, at which time Pregis acquired all of the outstanding shares of capital stock of Pactiv Corporation’s subsidiaries operating its global protective packaging and European specialty packaging businesses.
     Successor — The historical consolidated financial statements for 2007, 2006 and the period from October 13, 2005 through December 31, 2005 include the accounts of Pregis Holding II and its subsidiaries subsequent to the Acquisition. The consolidated financial statements of the Successor reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.
     Predecessor — Prior to October 13, 2005, we were wholly-owned subsidiaries of Pactiv Corporation. The historical financial information for the period from January 1, 2005 through October 12, 2005 represents the combined financial statements of the businesses comprising the Global Protective Packaging, Flexible Packaging, Hospital Supplies and Rigid Packaging segments, all of which were under the common ownership of Pactiv and under common management during the periods presented.
     The combined financial statements for the period January 1, 2005 through October 12, 2005 included elsewhere in this report include allocations of certain Pactiv corporate expenses. The expenses and cost allocations have been determined on bases that Pactiv and we considered to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented. The combined financial information included in this report for periods prior to October 13, 2005 may not reflect the combined financial position, operating results and change in owner’s equity and cash flows of our company in the future or what they would have been had we operated as a stand-alone entity during the periods presented. See Note 13 to our audited consolidated and combined financial statements.
     All significant intercompany transactions have been eliminated in the consolidated and combined financial statements.
EXECUTIVE OVERVIEW
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We currently operate 47 facilities in 18 countries, with approximately 4,500 employees world-wide. The majority of the products we sell are plastic-resin based, and therefore, our operations are highly sensitive to fluctuations in the costs of plastic resins. We sell our products to a wide array of customers, including retailers, distributors, packer processors, hospitals, fabricators and directly to the end-users. Approximately 65% of our 2007 net sales were generated outside of the U.S., so we are sensitive to fluctuations in foreign currency exchange rates, primarily between the euro and pound sterling with the U.S. dollar.
     Demand for protective packaging products has historically grown at a higher rate than the broader economy. Although the North American economy weakened somewhat in 2007, we expect this underlying global trend to continue, prompted by further expansion of Internet commerce and mail order catalog sales as well as the increased customization of protective packaging applications in the general industrial, electronics, medical and other industries. Demand for our flexible and rigid packaging products is influenced by increases in consumer demand for convenience products and disposable packaging. Similarly, we expect to see continued growth in the demand for pre-packaged procedure packs and disposable hospital supplies products, such as drapes and gowns.
     2007 represented another solid year of performance for Pregis. We generated net sales totaling $979.4 million, representing an increase of $53.9 million or 5.8%, over our 2006 net sales of $925.5 million. Excluding the impact of favorable foreign currency translation, resulting from continued strengthening of the euro and pound sterling to the U.S. dollar, our 2007 net sales were relatively flat compared to 2006. While we grew volumes in our European businesses, and through new product introductions and both internal and acquisitive geographic expansion, this growth was substantially offset by volume declines in our North American protective packaging businesses, due to the weakened North American economic environment as well as the impact of our product mix and customer rationalization efforts carrying over from the prior year.
     More than 75% of our annual sales come from products made from various types of plastic resins, principally polyethylene and polypropylene. While the costs of our key resin and plastic-based raw materials declined towards the end of 2006, they increased throughout 2007 to near-historical highs by the end of the year. Therefore, while we benefited during the first half of the year from selling price increases implemented towards the end of 2006, this benefit eroded as the year progressed and the underlying raw material costs continued to escalate. In order to mitigate the continued rising costs of raw materials, energy and freight, we implemented a number of additional price increases in the latter half of 2007.
     We generated significant improvements in profitability during 2007 driven in part by productivity and efficiency initiatives implemented throughout our businesses. Our gross margin (defined as net sales less cost of sales) as a percentage of net sales increased by 150 basis points to 24.4% in 2007, compared to 22.9% in 2006. Our operating income increased by 41.1%, to $46.0 million in 2007 from $32.6 million in 2006. We continue to focus on productivity improvements and launched initiatives towards the end of 2007 to derive sustainable cost efficiencies within our general and administrative structure. We expect to begin achieving the benefits from these efforts in 2008.
     We expect many of the challenges faced in 2007 to carry into 2008, with continued volatility in resin and other raw material costs, as well as the potential for further economic weakening, both in the U.S. and Europe. Despite these challenges, we believe we are well positioned to achieve further growth in 2008 by executing upon our additional opportunities for productivity improvement and by generating growth through new products and global expansion.
RESULTS OF OPERATIONS
Net Sales — 2007 vs. 2006
     For the year ended December 31, 2007, our net sales increased by $53.9 million to $979.4 million, from $925.5 million for the year ended December 31, 2006. The key factors that contributed to the increase in 2007 net sales were as follows:

					Change Attributable to the
					Following Factors
	Year ended December 31,				Price/		Currency
	2007	2006	$ Change	% Change	Mix	Volume	Translation
	(dollars in thousands)
Segment:
Protective Packaging	$637,068	$617,530	$19,538	3.2%	1.0%	(1.4)%	3.6%
Flexible Packaging	175,444	154,648	20,796	13.4%	(1.2)%	5.6%	9.0%
Hospital Supplies	74,205	64,713	9,492	14.7%	(2.8)%	8.3%	9.2%
Rigid Packaging	98,215	93,886	4,329	4.6%	(1.0)%	(2.4)%	8.0%
Intersegment eliminations	(5,533)	(5,278)	(255)	4.8%

Total	$979,399	$925,499	$53,900	5.8%	0.1%	0.3%	5.4%

     On a consolidated basis, favorable foreign currency accounted for the majority of the increase in net sales, due to the strengthening of the euro and British pound sterling in relation to the U.S. dollar.
Segment Net Sales — 2007 vs. 2006
     For the year ended December 31, 2007, net sales of our Protective Packaging segment totaled $637.1 million, representing an increase of $19.6 million, or 3.2%, compared to net sales of $617.5 million for the year ended December 31, 2006. The improvement in 2007 was driven by the favorable impact of price increases implemented in 2006 in the North American businesses, increased European product volumes, and favorable foreign currency translation, partially offset by reduced North American product volumes. As the year progressed, the benefit from increased selling prices, primarily in the North American businesses, lessened as our raw material costs continued to escalate. The segment experienced volume declines in its U.S. businesses due to the impact of the rationalization of product and customer mix carrying over from 2006, as well as weakened demand in the U.S. for the segment’s furniture, building and automotive products. The domestic volume declines were partially mitigated by volume growth in the European protective packaging businesses. Excluding the impact of favorable foreign currency effects, 2007 net sales for the segment would have decreased 0.4% compared to the prior year.
     For the year ended December 31, 2007, net sales of our Flexible Packaging segment were $175.4 million, representing an increase of $20.8 million, or 13.4%, compared to net sales of $154.6 million for the year ended December 31, 2006. The increase was driven by higher product sales volume and favorable foreign currency translation, offset in part by unfavorable customer mix. The sales volume growth was primarily driven by demand in the fresh foods sector. Excluding the impact of favorable foreign currency effects, 2007 net sales for the segment would have increased 4.4% compared to the prior year.
     For the year ended December 31, 2007, net sales of our Hospital Supplies segment were $74.2 million, representing an increase of $9.5 million, or 14.7%, compared to net sales of $64.7 million for the year ended December 31, 2006. The net sales improvement was driven by increased volume in disposable medical products and surgical procedure packs. Excluding the impact of favorable foreign currency translation, net sales for the segment would have increased 5.5%.
     For the year ended December 31, 2007, net sales of our Rigid Packaging segment were $98.2 million, representing an increase of $4.3 million, or 4.6%, compared to net sales of $93.9 million for the year ended December 31, 2006. The increase in net sales was due to favorable foreign currency translation, which more than offset reduced product volumes. The volume declines were attributed in large part to unfavorable weather conditions in certain of our key markets, which weakened demand for our containers for salads and other convenience foods. Excluding the favorable foreign currency impact, 2007 net sales would have decreased 3.4%.

Net Sales — 2006 vs. 2005
     Net sales for the year ended December 31, 2006 were $925.5 million compared to $191.6 million for the Successor period of 2005 and $678.0 million for the Predecessor period of 2005. Therefore, our 2006 net sales increased $55.9 million, or 6.4%, as compared to the combined results of the Successor and Predecessor periods of 2005. The key factors that contributed to the increase in 2006 net sales were as follows:

	Successor		Predecessor			Change Attributable to the
	Year ended	October 13 to	January 1 to			Following Factors
	December 31,	December 31,	October 12,			Price/		Currency
	2006	2005	2005	$ Change	% Change	Mix	Volume	Translation
	(dollars in thousands)
Segment:
Protective Packaging	$617,530	$129,689	$443,960	$43,881	7.6%	6.5%	0.6%	0.5%
Flexible Packaging	154,648	30,324	115,688	8,636	5.9%	4.1%	(0.1)%	1.9%
Hospital Supplies	64,713	12,780	48,750	3,183	5.2%	(2.8)%	6.9%	1.1%
Rigid Packaging	93,886	19,582	75,019	(715)	(0.8)%	(2.6)%	0.2%	1.6%
Intersegment eliminations	(5,278)	(773)	(5,383)	878	(14.3)%

Total	$925,499	$191,602	$678,034	$55,863	6.4%	4.5%	1.0%	0.9%

     On a consolidated basis, our sales growth was driven by increased pricing implemented in response to higher raw material costs, along with a modest increase in product volume. Foreign currency exchange rates had a favorable impact on our 2006 sales compared to the prior year, due primarily to strengthening of the euro and the British pound sterling in relation to the U.S. dollar. Excluding the impacts of foreign currency translation, our net sales would have increased by 5.5% in 2006.
Segment Net Sales — 2006 vs. 2005
     For the year ended December 31, 2006, net sales of our Protective Packaging segment were $617.5 million, representing an increase of $43.8 million, or 7.6%, compared to net sales in the 2005 Successor and Predecessor periods of $129.7 million and $444.0 million, respectively. The improvement was driven by increased pricing implemented in response to higher raw material costs. Additionally, the segment benefited from moderate increases in product sales volume and favorable currency impacts. Product volume growth was generated primarily by the European-based protective packaging businesses due to the strong economic environment, particularly in certain of the developing Eastern European countries, offset in part by reduced volumes in a portion of the U.S. business, as a result of the higher pricing in certain cases and reduced demand from certain customer sectors, such as automotive and housing.
     For the year ended December 31, 2006, net sales of our Flexible Packaging segment were $154.6 million, representing an increase of $8.6 million, or 5.9%, compared to net sales in the 2005 Successor and Predecessor periods of $30.3 million and $115.7 million, respectively. The growth was due to product sales price improvement, offset in part by a slight decrease in product sales volume, which was attributed to management’s efforts to improve product mix. Foreign currency fluctuation favorably impacted net sales in 2006. Excluding the foreign currency impact, 2006 net sales for the segment would have increased 4.0%.
     For the year ended December 31, 2006, net sales of our Hospital Supplies segment were $64.7 million, representing an increase of $3.2 million, or 5.2%, compared to net sales in the 2005 Successor and Predecessor periods of $12.8 million and $48.7 million, respectively. The growth was due to higher volumes of fast growth, disposable medical products, offset in part by unfavorable pricing due to product mix and competitive pricing reductions. Foreign currency fluctuation favorably impacted net sales in 2006. Excluding the foreign currency impact, 2006 net sales for the segment would have increased 4.1%.

     For the year ended December 31, 2006, net sales of our Rigid Packaging segment were $93.9 million, which was comparable to the combination of our net sales in the 2005 Successor and Predecessor periods of $19.6 million and $75.0 million, respectively. The segment realized lower pricing in its efforts to change its product mix to more profitable products. However, this was substantially offset by favorable foreign currency impacts and a slight improvement in product volume. Excluding the foreign currency impact, 2006 net sales for the segment would have decreased 2.4%.
Gross Margin
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales increased to 24.4% for the year ended December 31, 2007, compared to 22.9% for the year ended December 31, 2006, 18.7% for the Successor period of 2005, and 21.0% for the Predecessor period of 2005. The improvement in our 2007 gross margin percentage reflects significant net cost savings generated by our lean manufacturing and other productivity initiatives, as well as higher profitability resulting from our efforts to rationalize product mix and customer base, primarily in our U.S. businesses. Our 2006 gross margin improved relative to the 2005 periods since our price increases and product mix improvement in 2006 more than offset the increase in raw material costs. Our 2006 gross margin also reflects costs savings generated by productivity, as compared to the 2005 periods. The 2005 Successor period gross margin also includes the impact of approximately $4.0 million of additional cost of sales resulting from the sale of inventory that was revalued in connection with the Acquisition.
Selling, General and Administrative Expenses
     For the year ended December 31, 2007, selling, general and administrative expenses totaled $137.2 million, representing an increase of $11.3 million, or 8.9%, compared to selling, general and administrative expenses of $125.9 million for the year ended December 31, 2006. Approximately $6.0 million of the increase relates to the impact of foreign currency translation. The 2007 expenses also include the write-off of approximately $3.1 million of third party due diligence and legal costs related to a potential acquisition that was ultimately not consummated, as well as approximately $0.7 million of incremental expense attributed to entities that were acquired during 2007. For the year ended December 31, 2006, selling, general and administrative expenses of $125.9 million, represented an increase of $13.8 million, or 12.3%, compared to selling, general and administrative expenses in the 2005 Successor and Predecessor periods of $112.1 million on a combined basis. The 2006 increase was primarily a result of costs incurred to establish our stand-alone IT and corporate infrastructure, including management change costs and other third party costs necessary to transition from Pactiv’s systems and infrastructure. As a percent of net sales, our selling, general and administrative costs were 14.0%, 13.6%, 12.6%, and 13.0% for the years ended December 31, 2007 and 2006, and the Successor and Predecessor periods of 2005, respectively.
Depreciation and Amortization
     For the year ended December 31, 2007, depreciation and amortization totaled $55.8 million, representing an increase of $2.6 million, or 4.9%, compared to depreciation of $53.2 million in 2006. The increase was primarily due to foreign currency translation. For the year ended December 31, 2006, depreciation and amortization of $53.2 million represented an increase of $17.1 million, or 47.1%, compared to depreciation and amortization in the 2005 Successor and Predecessor periods of $10.9 million and $25.2 million, respectively. Both the year ended December 31, 2006 and Successor period of included higher levels of depreciation and amortization expense resulting from the establishment of new fair values and useful lives of our tangible and intangible assets as a result of the Acquisition.
Goodwill Impairment
     In the Predecessor period of 2005, we recorded a pre-tax charge of $35.6 million for goodwill impairment, primarily in the Protective Packaging segment, as a result of using the preliminary purchase price as an indication of fair market value. In 2007 and 2006 we performed our annual test for impairment of goodwill and determined that no impairment to goodwill exists.

Other Operating Expense (Income), Net
     Other operating expense (income), net includes other minor activity incidental to our operations, such as gain or losses on sale of operating fixed assets, and royalty expense. Detail of this activity is provided in Note 15 to the financial statements. Included in the year ended December 31, 2007 was a reserve of $2.9 million established primarily by the Flexible Packaging segment for severance and related costs arising from a plan to restructure its workforce which will be implemented in 2008. This expense was offset by a gain of $2.9 million on the insurance settlement for a printer operated by the Flexible Packaging segment, which was destroyed by fire in the first quarter of 2007. The replacement printer is expected to be commissioned by mid-2008.
     There was no formal restructuring program in 2006 or 2005; however, in the Predecessor period of 2005 we recorded restructuring income of $0.4 million, due primarily to the reversal of remaining accruals that had been estimated for a restructuring program implemented in 2004.
Segment Income
     We measure our segment’s operating performance on the basis of segment EBITDA, defined as net sales, less cost of sales, less selling, general and administrative expenses. See Note 18 to the consolidated financial statements for a reconciliation of total segment EBITDA to consolidated income (loss) before income taxes. Segment EBITDA for the relevant periods is as follows:

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,
	2007	2006	2005	2005
	(dollars in thousands)
Segment:
Protective Packaging	$80,445	$71,481	$10,392	$33,250
Flexible Packaging	27,002	20,011	2,693	9,857
Hospital Supplies	10,832	10,462	1,045	9,676
Rigid Packaging	7,714	5,958	1,305	1,930

Total segment EBITDA	$125,993	$107,912	$15,435	$54,713

     On a consolidated basis, approximately $6.0 million of the segment EBITDA growth in 2007 compared to 2006 was due to the favorable foreign currency impact from translating our foreign operations.
     For the year ended December 31, 2007, the Protective Packaging segment’s EBITDA totaled $80.4 million, representing an increase of $8.9 million, or 12.5%, compared to EBITDA of $71.5 million for the year ended December 31, 2006. The improvement was due to favorable pricing and significant productivity savings, offset in part by volume declines in the U.S. businesses and higher selling, general and administrative expenses. Compared to the 2005 periods, the segment’s EBITDA in 2006 reflected positive cost recovery and productivity improvements.
     For the year ended December 31, 2007, the Flexible Packaging segment’s EBITDA totaled $27.0 million, representing an increase of $7.0 million, or 13.0%, compared to EBITDA of $20.0 million for the year ended December 31, 2006. The segment’s earnings improved due to increased volumes, productivity savings and favorable foreign currency impact. Compared to the 2005 periods, the segment’s EBITDA in 2006 reflected positive cost recovery, increased volumes and savings in selling, general and administrative expenses.
     For the year ended December 31, 2007, EBITDA of the Hospital Supplies segment totaled $10.8 million, representing an increase of $0.4 million, or 3.5%, compared to EBITDA of $10.4 million for the year ended December 31, 2006. The segment benefited from higher sales volumes and favorable foreign currency impact; however, this was offset by unfavorable pricing, due to the segment’s current competitive pricing environment. Compared to the 2005 periods, the segment’s EBITDA in 2006 benefited from higher sales volumes, costs savings generated by productivity improvements, and reduced selling, general and administrative expenses, offset by unfavorable price.
     For the year ended December 31, 2007, the Rigid Packaging segment’s EBITDA totaled $7.7 million, representing an increase of $1.7 million, or 29.5%, compared to EBITDA of $6.0 million for the year ended December 31, 2006. The improvement was driven primarily by productivity savings, offset in part by unfavorable price/mix and higher raw material costs. Compared to the 2005 periods, the segment’s EBITDA in 2006 also reflected significant productivity improvements offset by unfavorable price.
Operating Income (Loss)
     Operating income for the year ended December 31, 2007 was $46.0 million, compared to $32.6 million for the year ended December 31, 2006, $0.9 million for the Successor period of 2005, and an operating loss of $6.7 million for the Predecessor period of 2005. Our 2007 operating income reflects the benefits of the productivity savings discussed previously, partially offset by increased selling, general and administrative expenses and depreciation and amortization. Our 2006 operating income, compared to the 2005 periods, reflects the impact of increased net sales and productivity improvements, also offset in part by higher selling, general and administrative expenses. The 2005 Predecessor period operating loss includes the impact of the $35.6 million non-cash goodwill impairment charge discussed previously. The Successor period results also reflect the impact of higher depreciation and amortization expense attributable to the fair value accounting resulting from the Acquisition.
Interest Expense
     Interest expense for the year ended December 31, 2007 was $46.7 million, compared to $42.5 million for the year ended December 31, 2006, $10.5 million for the Successor period of 2005, and $2.2 million for the Predecessor period of 2005. Interest expense in 2007 increased relative to 2006 due in part to the strengthening of the euro relative to the U.S. dollar, which increased the U.S. dollar equivalent interest on our euro-denominated debt. In addition, the market rates underlying most of our variable rate debt increased in 2007, and, in the first half of 2007, we incurred approximately $1.0 million of penalty interest on our senior secured and senior subordinated notes, since we did not complete the exchange offer within the time frame specified by the registration rights agreement. Interest expense for 2006 reflects the impact of the new debt structure put in place to fund the Acquisition. The 2005 Successor period interest expense includes the impact of the new debt structure as well as the immediate write-off of $1.8 million for bridge financing commitment fees incurred in connection with the Acquisition. Our interest expense for the Predecessor period of 2005 is significantly lower than the successive periods since it did not yet reflect the debt structure put in place in connection with the Acquisition. A description of our outstanding indebtedness follows in the “Liquidity and Capital Resources” section.
Foreign Exchange Gain, Net
     For the years ended December 31, 2007 and 2006, we generated net foreign exchange gains of $2.3 million and $6.1 million, respectively, most of which related to net unrealized foreign exchange gains resulting from the revaluation of our euro-denominated third-party debt and intercompany loans based on the exchange rates in effect at the respective year-ends. In the 2005 Successor period, we realized net foreign exchange gains of $4.8 million. This related primarily to a pre-tax gain of $5.4 million realized on a foreign-exchange forward contract that was put in place in advance of the Acquisition to fix the dollar-equivalent cost of the euro denominated debt issued to fund the Acquisition, partially offset by a net unrealized foreign exchange loss of $0.7 million resulting from the revaluation of our euro-denominated third-party debt and intercompany loans at December 31, 2005.
Gain on Sale of Securities
     In connection with the Acquisition, in the 2005 Predecessor period, our Flexible Packaging segment sold its shares in a German recycling business and realized a $1.2 million gain.

Income Tax Expense (Benefit)
     Our effective tax rate for the year ended December 31, 2007 was 263.2%, which compares to an effective tax rate of 136.1% for the year ended December 31, 2006, an effective rate benefit of 27.4% for the Successor period of 2005, and an effective tax rate of 19.5% for the Predecessor period of 2005.
     The key factors driving up our effective tax rate in 2007 were interest expense incurred in certain foreign businesses that is not deductible for statutory tax purposes (resulting in a 44-percentage point increase) and the establishment of additional valuation allowances taken against losses in certain countries that are not certain to result in future tax benefits (which increased the effective rate by 161-percentage points).
     In 2006, we generated a net loss for book purposes, primarily due to interest expense. Therefore, our 2006 effective rate was also higher than the statutory rate due to significant non-deductible interest expense, establishment of additional valuation allowances, and foreign tax rate differentials, including local taxes assessed on foreign income adjusted for items disallowed for tax purposes. The effective tax rate for the 2005 Successor period reflects the tax benefit resulting principally from the additional depreciation, amortization and interest expense generated by the Acquisition. Operations in Predecessor period of 2005 also resulted in an operating loss due primarily to the write off of goodwill in the U.S. operations, a significant portion of which was not deductible for tax purposes, which resulted in a 45-percentage point increase in the period’s effective rate. Additionally, we incurred tax expense of $1.3 million on distributions made by our Belgian company, which also increased our 2005 Predecessor rate by approximately 19-percentage points. See Note 14 to our consolidated financial statements for the detailed reconciliation of the U.S. federal statutory rate to our effective tax rate.
Net Income (Loss)
     As a result of the factors discussed previously, we generated a net loss of $4.8 million for the year ended December 31, 2007, compared to a net loss of $8.4 million for the year ended December 31, 2006, a net loss of $3.4 million in the Successor period of 2005, and a net loss of $8.3 million in the Predecessor period of 2005.
LIQUIDITY AND CAPITAL RESOURCES
Historical Cash Flows
     The following table shows our historical sources and uses of funds for the periods presented:

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,
	2007	2006	2005	2005
	(dollars in thousands)
Cash provided by operating activities	$51,175	$22,641	$39,106	$87,969
Cash used in investing activities	(61,978)	(32,966)	(563,026)	(21,280)
Cash provided by (used in) financing activities	(2,847)	(1,732)	568,063	(77,878)
Effect of foreign exchange rate changes	2,972	3,583	(167)	(1,241)

Increase (decrease) in cash and cash equivalents	$(10,678)	$(8,474)	$43,976	$(12,430)

     Significant items affecting our cash flows for the periods presented are not comparable, given the impact of the Acquisition, which took place at inception of the Successor period, on October 13, 2005. Therefore, for the Successor period of 2005, our sources and uses of cash were predominantly driven by the requirements of the Acquisition. The Acquisition was financed by equity investments from AEA Investors totaling $149.0 million, along with proceeds from the issuance of senior secured notes and senior subordinated notes in a private offering, and borrowings under new term loan facilities. The new indebtedness issued in connection with the Acquisition totaled $437.2 million. The proceeds from the new equity and debt issuances were used to acquire the Pregis businesses at a final purchase price of $559.7 million, which included direct costs of the acquisition of $15.7 million and pension plan funding of $20.1 million. In addition, the proceeds were used to fund $17.7 million of other costs incurred in connection with the debt financing, which are being amortized over the terms of the financings. During the Successor period of 2005, we generated cash from operations of $39.1 million, which is more than we have historically generated in typical quarterly periods. However, we experienced a reduction in working capital during this period, due in part to an increase in payables to Pactiv due to timing of reimbursement for certain expenses, such as payroll, that Pactiv funded on our behalf for the transition period following the Acquisition.
     Certain variances in our cash flows for the years ended December 31, 2007 and 2006 compared to the Predecessor period of 2005 are explained as follows:
Operating Activities
     Cash generated by operating activities in 2007 totaled $51.2 million, which represents a significant increase over cash generated in 2006 of $22.6 million. The improvement is due primarily to higher earnings generated in 2007. Additionally, cash generated by operating activities in 2006 was reduced by approximately $9.0 million, which we paid to Pactiv and other vendors to settle amounts which had accumulated at 2005 year-end for payroll administered by Pactiv and other services related to the Acquisition.
     Cash generated by operating activities in 2006 totaled $22.6 million, compared to cash generated in the Predecessor period of 2005 of $88.0 million. In advance of the Acquisition, Pactiv settled the majority of intercompany receivables and payables between the Pregis businesses and other Pactiv affiliates, which generated cash of $46.3 million due to the reduction in net affiliate receivables. The cash generated by operations during this period was offset by a $12.8 million reduction in pension liabilities, due primarily to Pactiv’s contribution to two under-funded defined benefit pension plans sponsored by our U.K. businesses. After giving consideration to this activity, cash provided by typical operating activities in the Predecessor period of 2005 was $54.5 million. While we had a higher revenue level and better gross margins in the 2006 annual period, our 2006 cash flows are reduced from the 2005 Predecessor period level because we made interest payments of approximately $42.0 million and settled amounts due to Pactiv and other vendors of approximately $9.0 million, which had accumulated at 2005 year-end for payroll administered by Pactiv and other services related to the Acquisition. Additionally, we had higher working capital investment at the end of 2006, due in part to a particularly strong fourth quarter.
Investing Activities
     Cash used in investing activities totaled $62.0 million, $33.0 million and $21.3 million for the years ended December 31, 2007 and 2006, and the Predecessor period of 2005. In each of these periods, cash was used primarily to fund capital expenditures, which totaled $34.6 million, $28.1 million, and $21.9 million for each of the same respective periods. In 2007, we made significant investments in inflatable machines within our protective packaging businesses. Additionally, we converted a portion of our rigid packaging extrusion capacity to APET from PVC, and expanded of our flexible packaging capacity with new printing and laminating equipment. In 2007, we also used cash on hand of $28.8 million to fund the acquisitions of a protective packaging business based in Romania and a honeycomb manufacturer based in the Netherlands. In 2006, in addition to our investment in machinery and equipment, we used $4.9 million to acquire a business in the hospital supplies segment.
Financing Activities
     Cash used in financing activities totaled $2.8 million, $1.7 million and $77.9 million for the years ended December 31, 2007 and 2006, and the Predecessor period of 2005. In 2007 and 2006, we funded the scheduled principal payments under our senior secured credit facilities. In 2007, we also funded financing costs related to the registration of our senior secured floating rate notes and subordinated notes and a technical amendment to our debt agreements. In the Predecessor period of 2005, we used cash to settle affiliate activity with Pactiv prior to the Acquisition, including the pay-down of $98.0 million of loans from other Pactiv affiliates. The cash used to settle these loans was generated by the collection of intercompany receivables, as well as cash capital contributions totaling $20.5 million made by Pactiv to certain subsidiaries to enable them to settle the affiliate debt.

Contractual Obligations
     Our primary contractual cash obligations as of December 31, 2007 are summarized in the table below.

	Payments Due by Year
							2013 and
	Total	2008	2009	2010	2011	2012	beyond
	(dollars in thousands)
Debt obligations:
Principal (1)	$479,282	$2,000	$1,995	$1,873	$45,412	$132,022	$295,980
Interest (2)	243,675	45,900	45,765	45,631	45,496	39,865	21,018

Total debt obligations	722,957	47,900	47,760	47,504	90,908	171,887	316,998

Operating lease obligations	82,120	16,144	13,513	11,202	9,360	7,382	24,519
Capital lease obligations	690	120	180	150	120	120	—
Capital commitments (3)	6,470	6,470
Purchase obligations (4)	—	—	—	—	—	—	—

Total	$812,237	$70,634	$61,453	$58,856	$100,388	$179,389	$341,517

(1)	Represents scheduled annual repayments on the term B-1 and term B-2 loans under our credit facility. The senior secured floating rate notes and senior subordinated notes mature in their entirety on April 15, 2013 and October 15, 2013, respectively.

(2)	Represents estimated cash interest expense on borrowings outstanding as of December 31, 2007, assuming principal payments are made as scheduled, without giving effect to any interest rate hedge arrangements. Interest on floating rate debt was estimated using the index rates in effect as of December 31, 2007.

(3)	Represents the amounts outstanding as of December 31, 2007 under contractual agreements for the acquisition of certain machinery and equipment by the flexible packaging segment.

(4)	This table does not include information on our recurring purchases of materials for use in production, as our raw material purchase contracts typically do not require fixed or minimum quantities.
     Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $9.6 million of unrecognized tax benefits as of December 31, 2007 have been excluded from the table above. Of this amount, $7.1 million is subject to indemnification under the Stock Purchase Agreement with Pactiv and would therefore be reimbursed if the Company is required to settle these amounts in cash. See Note 14 to the consolidated financial statements included elsewhere within this report.
     Our contractual obligations and commitments over the next several years are significant. In addition to our contractual obligations noted above, we will also require cash to make capital expenditures, pay taxes, and make contributions under the defined benefit pension plans covering certain of our European employees. We incur capital expenditures for the purpose of maintaining and replacing existing equipment and facilities, and from time to time, for facility expansion. Our capital expenditures totaled $34.6 million, $28.1 million, and $25.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, and we expect our 2008 capital expenditures to total approximately $28 to $32 million, including the amounts committed to at December 31, 2007. We paid taxes of $3.8 million, $5.2 million, and $5.2 million during 2007, 2006 and 2005, respectively. In connection with the Acquisition, in 2005 Pregis and Pactiv contributed a total of $34.3 million to Pregis’s underfunded U.K. defined benefit plans to fully fund those plans. We contributed approximately $3.0 million annually to our defined benefit plans in 2007 and 2006 and anticipate contributing a similar amount during 2008. We are also paying an annual management fee of $1.5 million, plus reasonable out-of-pocket expenses, to AEA Investors LLC for advisory and consulting services provided to us under the terms of a management agreement.
     Our principal source of liquidity will continue to be cash flow generated from operations, as well as borrowings available to us under a $50 million revolving credit facility. To the extent that we generate cash in excess of that needed to fund our requirements as discussed above, we presently expect that such excess cash would be used to invest in the business, with any additional excess used to pay down principal on our term loan facilities. At December 31, 2007, we had cash and cash equivalents of $35.0 million. Additionally, we had availability of $43.9 million under our revolving credit facility, after taking into account $6.1 million in outstanding letters of credit issued under this facility.
     Long-term Liquidity. We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements for the next twelve months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, a decline in the overall U.S. and European economies, weakening in our end markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other items discussed in detail under Item 1A, “Risk Factors,” may also significantly impact our liquidity.
     The following discussion provides a description of our outstanding indebtedness at December 31, 2007:
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
     Pregis’s senior secured credit facilities and related hedging arrangements are guaranteed by Pregis Holding II, the direct holding parent company of Pregis, all of Pregis’s current and future domestic subsidiaries and, if no material tax consequences would result, Pregis’s future foreign subsidiaries and, subject to certain exceptions, are secured by a first priority security interest in substantially all of Pregis’s and its current and future domestic subsidiaries’ existing and future assets (subject to certain exceptions), and a first priority pledge of the capital stock of Pregis and the guarantor subsidiaries and an aggregate of 66% of the capital stock of Pregis’s first-tier foreign subsidiary.
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
     As of December 31, 2007, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
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
     The senior secured notes mature on April 15, 2013. Interest accrues at a floating rate equal to EURIBOR plus 5.00% per year and is payable quarterly on January 15, April 15, July 15 and October 15 of each year. The senior secured notes are guaranteed on a senior secured basis by Pregis Holding II, Pregis’s immediate parent, and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem some or all of the senior secured notes at redemption prices equal 101% of their principal amount (in the 12 months beginning October 15, 2007) and 100% of their principal amount (beginning October 15, 2008). Upon the occurrence of a change of control, Pregis will be required to make an offer to repurchase each holder’s notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
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
     In connection with issuing the notes, Pregis entered into a registration rights agreement in which Pregis agreed to file a registration statement which will permit it to offer to exchange the senior secured notes and the senior subordinated notes for new issues of identical debt securities registered under the Securities Act of 1933. Pregis agreed to complete the exchange offer for the notes by July 9, 2006. Pregis also agreed to provide a shelf registration statement to cover resales of the notes under certain circumstances. Given the delay in the completion of the audit of Pregis’s 2005 financial statements, Pregis was unable to consummate the exchange offer by July 9, 2006. Therefore, beginning July 9, 2006, Pregis was required to pay penalty interest on the notes. Under the registration rights agreement, Pregis was required to pay additional interest on the notes equal to 0.25% per year on the principal amount of notes for the first 90 days following any default, increasing by an additional 0.25% for each subsequent 90-day period, up to a maximum additional interest of 1.0% per year. Following the cure of all registration defaults, the accrual of additional interest ceased. On May 11, 2007, the SEC declared Pregis’s exchange offer effective, and Pregis completed the exchange offer with respect to the notes on June 15, 2007, at which time the accrual of penalty interest ceased.
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
     As of December 31, 2007, the capital stock of the following subsidiaries of Pregis constitutes collateral for the senior secured floating rate notes:

	As of December 31, 2007
	Amount of Collateral
	(Maximum of Book
	Value and Market
	Value, Subject to	Book Value of	Market Value of
Name of Subsidiary	20% Cap)	Capital Stock	Capital Stock

Pregis Innovative Packaging Inc.	$29,200,000	$30,200,000	$75,000,000
Hexacomb Corporation	$29,200,000	$23,100,000	$74,600,000
Pregis (Luxembourg) Holding S.àr.l. (66%)	$29,200,000	$23,000,000	$84,900,000
Pregis Management Corporation	$100	$100	$100
     As described above, under the collateral agreement, the capital stock pledged to the senior secured floating rate noteholders constitutes collateral only to the extent that the par value or market value or book value (whichever is greatest) of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured floating rate notes. This threshold is €20,000,000, or, at the December 31, 2007 exchange rate of U.S. dollars to euros of 1.4598:1.00, approximately $29.2 million. As of December 31, 2007, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $30.2 million and $75.0 million, respectively; the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $23.1 million and $74.6 million, respectively; and the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.àr.l. were approximately $23.0 million and $84.9 million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes approximately $29.2 million with respect to the shares of capital stock of each of Pregis Innovative Packaging Inc., Hexacomb Corporation, and Pregis (Luxembourg) Holding S.àr.l. Since the book value and market value of the shares of capital stock of our other domestic subsidiary are each less than the $29.2 million threshold, it is not effected by the 20% clause of the collateral agreement.
     For the year ended December 31, 2007, certain historical corporate expenses incurred by Pregis Management Corporation were allocated to each of the three entities, Pregis Innovative Packaging Inc., Hexacomb Corporation, and Pregis (Luxembourg) Holding S.àr.l, in order to better reflect their current book values for presentation herein on a fully-allocated basis.
     The market value of the capital stock of the guarantors and subsidiaries constituting collateral for the senior secured floating rate notes has been estimated by us on an annual basis, using a market approach. At the time of the Acquisition, the purchase price paid for these entities was determined based on a multiple of EBITDA, as was contractually agreed in the stock purchase agreement. Since that time, we have followed a similar methodology, using a multiple of EBITDA, based on that of recent transactions of comparable companies, to determine the enterprise value of these entities. To arrive at an estimate of the market value of the entities’ capital stock, we have subtracted from the enterprise value the existing debt, net of cash on hand, and have also made adjustments for the businesses’ relative portion of corporate expenses. We have determined that this methodology is a reasonable and appropriate means for determining the market value of the capital stock pledged as collateral. We intend to complete these estimates of value of the capital stock of these subsidiaries for so long necessary to determine our compliance with the collateral arrangement governing the notes.
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2007, the value of the collateral for the senior secured floating rate notes totaled approximately $456.1 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $368.5 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $87.6 million). Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
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
     As used in the calculation of the Fixed Charge Coverage Ratio and the Secured Indebtedness Leverage Ratio, Consolidated Cash Flow, commonly referred to as Adjusted EBITDA, is calculated by adding Consolidated Net Income, income taxes, interest expense, depreciation and amortization and other non-cash expenses, amounts paid pursuant to the management agreement with AEA Investors LLC, and the amount of any restructuring charge or reserve (including, without limitation, retention, severance, excess pension costs, contract termination costs and cost to consolidate facilities and relocate employees). In calculating the ratios, Consolidated Cash Flow is further adjusted by giving pro forma effect to acquisitions and dispositions that occurred in the prior four quarters, including certain cost savings and synergies expected to be obtained in the succeeding twelve months. In addition, the term Net Income is adjusted to exclude any gain or loss from the disposition of securities, and the term Consolidated Net Income is adjusted to exclude, among other things, the non-cash impact attributable to the application of the purchase method of accounting in accordance with GAAP, the cumulative effect of a change in accounting principles, and other extraordinary, unusual or nonrecurring gains or losses. While the determination of appropriate adjustments is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants discussed above. The credit agreement governing our senior secured credit facilities calculates Adjusted EBITDA (referred to therein as “Consolidated EBITDA”) in a similar manner.
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the years ended December 31, 2007 and 2006:

		Ratios
(unaudited)	Covenant	Calculated at December 31,
(dollars in thousands)	Measure	2007		2006

Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	2.7	x	2.5	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	1.6	x	1.7	x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$117,750		$102,080
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	—	$43,195		$40,145
Secured Indebtedness	—	$183,992		$175,808
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the years ended December 31, 2007 and 2006 as follows:

(unaudited)	Year Ended December 31,
(dollars in thousands)	2007	2006

Net loss of Pregis Holding II Corporation	$(4,779)	$(8,400)
Interest expense, net of interest income	45,405	42,289
Income tax expense	7,708	4,842
Depreciation and amortization	55,799	53,179

EBITDA	104,133	91,910

Other non-cash charges (income): (1)
Unrealized foreign currency transaction gains, net	(2,692)	(6,323)
Non-cash stock based compensation expense	558	97
Non-cash asset impairment charge	403	—
Impact attributable to application of purchase accounting	—	1,000
Net unusual or nonrecurring gains or losses: (2)
Nonrecurring charges related to acquisitions and dispositions	5,582	7,480
Other, principally executive management severance and recruiting expenses	4,325	6,139
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	1,894	1,777
Pro forma earnings and costs savings (4)	3,547	—

Adjusted EBITDA (“Consolidated Cash Flow”)	$117,750	$102,080

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction gains, (b) non-cash compensation expense resulting from the grant of Pregis Holding I options, (c) a non-cash trademark impairment charge of $403, determined pursuant to the Company’s 2007 annual impairment test, and (d) purchase accounting adjustments for the write-up of inventory to fair value, which was subsequently charged to cost of sales in 2006 ($1.0 million) as the inventory was sold.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, including a $3.1 million adjustment in 2007 for third party due diligence and legal costs related to a potential acquisition that was ultimately not consummated, (b) severance and related expenses due to the separation of certain former executive management, and (c) in 2007, restructuring costs incurred principally by the flexible packaging segment, net of the nonrecurring gain on insurance settlement.

(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LLC.

(4)	Our indentures also permit adjustments to net income on a pro forma basis for certain costs savings that we expect to achieve with respect to acquisitions or dispositions. Therefore, in 2007, we have adjusted for (a) approximately $1.1 million relating to pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the June 2007 acquisition of a Romanian protective packaging provider, and (b) approximately $2.4 million for pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the December 2007 acquisition of a European honeycomb manufacturer. There can be no assurance that we will be able to achieve these comparable earnings or estimated savings in the future.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. Amounts available under these lines of credit were $12.8 million and $12.0 million at December 31, 2007 and 2006, respectively. At December 31, 2007, no borrowings were drawn under these lines, but trade letters of credit totaling $3.6 million were issued and outstanding.
OFF BALANCE SHEET ARRANGEMENTS
     We have no special purpose entities or off balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed in Note 12 to the consolidated financial statements.
SUMMARY OF CRITICAL ACCOUNTING POLICIES
     Our consolidated and combined financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated and combined financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. The Notes to our annual audited consolidated and combined financial statements contain a summary of our significant accounting policies. We believe the following discussion addresses our most critical accounting policies, which are those that require our most subjective or complex judgments that could materially impact our reported results if actual outcomes differed significantly from estimates.
     Revenue Recognition. Our principal business is the manufacture and supply of protective and specialty packaging products. We recognize net sales of our products when the risks and rewards of ownership have transferred to the customer, which is generally upon shipment (but in some cases may be upon delivery), based on specific terms of sale. In arriving at net sales, we estimate the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs, such as volume rebates and early payment discounts, and record such estimates as sales are recorded. Our deduction estimates are based on historical experience.
     In recent years, we began participating in programs in certain of our European protective packaging and flexible packaging businesses whereby the businesses purchase resin quantities in excess of their internal requirements and resell the surplus to other customers at a nominal profit. These “resin resale programs” enable the businesses to benefit from improved quantity discounts and volume rebates, as well as increased flexibility in their resin purchasing. This activity is presented on a net basis within net sales, in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, on the basis that the third-party resin supplier is responsible for fulfillment of the order to the customer’s specifications, ships the resin directly to the customer, and maintains general inventory risk and risk of physical loss during shipment. We recognize revenue related to resin resale activity upon delivery to the customer.
     Pension. Predominantly in our U.K. and Netherlands based businesses, we provide defined benefit pension plan coverage for salaried and hourly employees. We use several statistical and other models which attempt to anticipate future events in calculating the expenses and liabilities related to the plans. These factors include actuarial assumptions about discount rates, long-term return on assets, salary increases, mortality rates, and other factors. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, or longer or shorter life spans of participants. Such differences may result in a significant impact on the recognized pension expense and recorded liability.
     Goodwill and Other Indefinite Lived Intangible Assets. Carrying values of goodwill and other intangible assets not subject to amortization are reviewed at least annually for possible impairment using discounted cash flow and market multiple approaches. The estimates and assumptions we use are consistent with the business plans and estimates we use to manage operations and to make acquisition and divestiture decisions. The use of different assumptions may increase or decrease the estimated value of future cash flows and may increase or decrease the calculated impairment charge. Future outcomes may also differ. If we fail to achieve estimated volume and pricing targets, experience unfavorable market conditions or achieve results that differ from our estimates, then revenue and cost forecasts may not be achieved, and we may be required to recognize additional impairment charges. Our annual impairment test, performed as of October 1, 2007, did not result in any impairment of goodwill. However, our 2007 annual test for impairment of trade names, our only other intangible assets not subject to amortization, did result in an impairment write-down of approximately $0.4 million, due primarily to reduced near-term net sales projections for the respective product.
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
     Income Taxes. Our overall tax position is complex and requires careful analysis by management to estimate the expected realization of income tax assets and liabilities. We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the tax return in future years for which we have already recorded the tax benefit in the financial statements. We regularly review our deferred tax assets for recoverability and establish a valuation allowance to reduce such assets to amounts expected to be realized. In determining the required level of valuation allowance, we consider whether it is more likely than not that all or some portion of deferred tax assets will not be realized. This assessment is based on management’s expectations as to whether sufficient taxable income of an appropriate character will be realized within the tax carryback and carryforward periods. Our assessment involves estimates and assumptions about matters that are inherently uncertain, and unanticipated events or circumstances could cause actual results to differ from these estimates. Should we change our estimate of the amount of deferred tax assets that we would be able realize, an adjustment to the valuation allowance would result in an increase or decrease to the provision for income taxes in the period such a change in estimate was made.
     We record liabilities for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe that our tax returns properly reflect the tax consequences of our operations, and that our reserves for tax contingencies are appropriate and sufficient for the positions taken. However, these positions are subject to audit and review by the tax authorities, which may result in future taxes, interest and penalties. Because of the uncertainty of the final outcome of these examinations, we have reserved for potential reductions of tax benefits (including related interest) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by FIN 48. The tax reserves are reevaluated throughout the year, taking into account new legislation, regulations, case law and audit results.

RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which revised SFAS No. 141, Business Combinations. which requires an acquiror to measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will also impact the accounting for transaction costs, restructuring costs as well as the initial recognition on contingent assets and liabilities assumed during a business combination. In addition, under SFAS No. 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occuring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of SFAS No. 141(R) are applied prospectively, so the Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141(R).
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158). SFAS 158 requires an employer to recognize a plan’s funded status in its balance sheet, measure a plan’s assets and obligations as of the end of the employer’s fiscal year (with limited exceptions), and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The Company adopted SFAS No. 158 on December 31, 2007 on a prospective basis, in accordance with the statement’s transition rules. The adoption of SFAS No. 158 resulted in an adjustment to the Company’s balance sheet, but had no impact on net earnings or cash flow. See Note 16 to the financial statements for additional information regarding the Company’s pension plans.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company adopted the provisions of FIN 48 effective January 1, 2007, and the impact of adoption was not material. See Note 14 for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. To manage these risks, we may enter into various hedging contracts in accordance with established policies and procedures. We do not use hedging instruments for trading purposes.
     Interest Rate Risk. We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our senior secured credit facilities and senior secured floating rate notes. At December 31, 2007, we had $330.0 million of variable rate debt. A one percentage point increase or decrease in the average interest rates would correspondingly change our interest expense by approximately $3.3 million per year. This excludes the impact of the interest rate swap arrangement that was put in place in November 2005 to balance the fixed and variable rate debt components of our capital structure. The carrying value of our senior secured credit facilities at December 31, 2007 approximates fair value, since the interest rates vary with market conditions. At December 31, 2007 and 2006, the carrying value of our senior secured floating rate notes was $146.0 million and $132.0 million, respectively, which compares to fair value, based upon quoted market prices, of $140.0 million and $135.8 million for the respective periods.
     The fair value of our fixed rate senior subordinated notes is exposed to market risk of interest rate changes. The carrying value of the senior subordinated notes was $147.8 million and $147.5 million at December 31, 2007 and 2006, respectively. The estimated fair value of such notes was $158.4 million and $161.8 million at December 31, 2007 and 2006, based upon quoted market prices.
     Raw Material; Commodity Price Risk. We rely upon the supply of certain raw materials and commodities in our production processes. The primary raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene and polypropylene. Approximately 75% of our 2007 net sales were from products made with plastic resins. We manage the exposures associated with these costs primarily through terms of the sales and by maintaining relationships with multiple vendors. We acquire these materials at market prices, which are negotiated on a continuous basis, and we do not typically buy forward beyond two or three months or enter into guaranteed supply or fixed price contracts with our suppliers. Additionally, we have not entered into hedges with respect to our raw material costs. We seek to mitigate the market risk related to commodity pricing by passing the increases in raw material costs through to our customers in the form of price increases.
     Foreign Currency Exchange Rate Risk. Our results of operations are affected by changes in foreign currency exchange rates. Approximately 65% of our 2007 net sales were made in currencies other than the U.S. dollar, principally the euro and the pound sterling. We have a natural hedge in our operations, as we typically produce, buy raw materials, and sell our products in the same currency. We are exposed to translational currency risk, however, in converting our operating results in Europe, the United Kingdom and to a lesser extent Egypt, Poland, the Czech Republic, Hungary, Bulgaria, Romania, Canada, and Mexico at the end of each reporting period. The weakening of the U.S. dollar relative to the euro and the pound sterling in 2007 and 2006 had a favorable impact on our financial results in U.S. dollars, as compared to fiscal 2005 results. The translational currency impact of a plus/minus swing of 10% in the U.S. dollar exchange rate on our 2007 operating income would have been approximately $2.6 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets, December 31, 2007 and 2006	43

Consolidated and Combined Statements of Operations, Years Ended December 31, 2007 and 2006, Period from October 13, 2005 to December 31, 2005 (Successor), and Period from January 1, 2005 to October 12, 2005 (Predecessor)	44

Consolidated and Combined Statements of Cash Flows, Years Ended December 31, 2007 and 2006, Period from October 13, 2005 to December 31, 2005 (Successor), and Period from January 1, 2005 to October 12, 2005 (Predecessor)	46

Consolidated and Combined Statements of Equity and Comprehensive Income (Loss), Years Ended December 31, 2007 and 2006, Period from October 13, 2005 to December 31, 2005 (Successor), and Period from January 1, 2005 to October 12, 2005 (Predecessor)	45

Notes to Consolidated and Combined Financial Statements	47

Schedule II — Valuation and Qualifying Accounts	89

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder of Pregis Holding II Corporation
We have audited the accompanying consolidated balance sheets as of December 31, 2007 and 2006 of Pregis Holding II Corporation and the related consolidated statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for the years ended December 31, 2007 and 2006 and the period from October 13, 2005 to December 31, 2005 (Successor), and the combined statements of operations, owner’s equity and comprehensive income (loss), and cash flows for the period from January 1, 2005 to October 12, 2005 (Predecessor) consisting of the companies listed in Note 1. Our audits also included the financial statement schedule listed in the index to the financial statements as “Schedule II — Valuation and Qualifying Accounts”. These financial statements and schedule are the responsibility of Pregis Holding II Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pregis Holding II Corporation at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and the period from October 13, 2005 to December 31, 2005 (Successor), and the combined results of its operations and its cash flows for the period from January 1, 2005 to October 12, 2005 (Predecessor), in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
During 2006, as discussed in Notes 3 and 17 to the financial statements, the Company adopted FASB Statement No. 123R, “Share-Based Payment”. During 2007, as discussed in Notes 3, 14 and 16 to the financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” and FASB Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”.

/s/ Ernst & Young LLP
Chicago, Illinois
March 17, 2008

Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$34,989	$45,667
Accounts receivable
Trade, net of allowances of $5,313 and $4,055, respectively	148,045	142,472
Other	18,532	2,535
Inventories, net	108,914	92,196
Deferred income taxes	2,991	3,951
Due from Pactiv	7,072	14,735
Prepayments and other current assets	9,187	8,221

Total current assets	329,730	309,777
Property, plant and equipment, net	277,398	270,646
Other assets
Goodwill	150,000	135,232
Intangible assets, net	47,910	47,139
Deferred financing costs, net	10,080	11,271
Due from Pactiv, long-term	12,229	10,922
Pension and related assets	25,659	10,089
Other	2,313	1,956

Total other assets	248,191	216,609

Total assets	$855,319	$797,032

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,120	$1,854
Accounts payable	100,326	78,557
Accrued income taxes	13,900	16,091
Accrued payroll and benefits	19,814	19,356
Accrued interest	6,775	6,308
Other	22,436	20,093

Total current liabilities	165,371	142,259

Long-term debt	475,604	453,463
Deferred income taxes	34,589	34,717
Long-term income tax liabilities	9,585	6,939
Pension and related liabilities	9,389	9,039
Other	7,124	6,355
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at December 31, 2007 and 2006	—	—
Additional paid-in capital	149,659	149,101
Accumulated deficit	(16,588)	(11,809)
Accumulated other comprehensive income	20,586	6,968

Total stockholder’s equity	153,657	144,260

Total liabilities and stockholder’s equity	$855,319	$797,032

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated and Combined Statements of Operations
(dollars in thousands)

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,
	2007	2006	2005	2005

Net sales	$979,399	$925,499	$191,602	$678,034

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	740,235	713,550	155,716	535,409
Selling, general and administrative	137,180	125,944	24,172	87,973
Depreciation and amortization	55,799	53,179	10,947	25,195
Goodwill impairment	—	—	—	35,654
Other operating expense (income), net	190	234	(122)	460

Total operating costs and expenses	933,404	892,907	190,713	684,691

Operating income (loss)	45,995	32,592	889	(6,657)
Interest expense	46,730	42,535	10,524	2,195
Interest income	(1,325)	(246)	(153)	(150)
Foreign exchange gain, net	(2,339)	(6,139)	(4,787)	(521)
Gain on sale of securities	—	—	—	(1,228)

Income (loss) before income taxes	2,929	(3,558)	(4,695)	(6,953)
Income tax expense (benefit)	7,708	4,842	(1,286)	1,356

Net loss	$(4,779)	$(8,400)	$(3,409)	$(8,309)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated and Combined Statements of Equity
and Comprehensive Income (Loss)
(dollars in thousands)

		Accumulated
		Other	Total	Total
	Owner’s Net	Comprehensive	Owner’s	Comprehensive
	Investment	Income (Loss)	Equity	Income (Loss)
PREDECESSOR

Balance at January 1, 2005	$500,321	$49,779	$550,100

Capital contributions, net	16,524		16,524
Net loss	(8,309)		(8,309)	$(8,309)
Other comprehensive income:
Foreign currency translation adjustment		(38,319)	(38,319)	(38,319)
Reduction in minimum pension liability, net of tax of $758		1,897	1,897	1,897

Total comprehensive loss				$(44,731)

Balance at October 12, 2005	$508,536	$13,357	$521,893

				Accumulated
		Additional		Other	Total	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholder’s	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Equity	Income (Loss)
SUCCESSOR

October 13, 2005 to December 31, 2005

Equity contribution from Pregis Holding I	$—	$149,004	$—	$—	$149,004
Net loss			(3,409)		(3,409)	$(3,409)
Other comprehensive income:
Foreign currency translation adjustment				(431)	(431)	(431)
Reduction in fair value of derivatives qualifying as cash flow hedges, net of tax of $199				(336)	(336)	(336)

Total comprehensive loss						$(4,176)

Balance at December 31, 2005	—	149,004	(3,409)	(767)	144,828

Stock-based compensation		97			97
Net loss			(8,400)		(8,400)	$(8,400)
Other comprehensive income:
Foreign currency translation adjustment				6,478	6,478	6,478
Increase in fair value of derivatives qualifying as cash flow hedges, net of tax of $744				1,257	1,257	1,257

Total comprehensive loss						$(665)

Balance at December 31, 2006	—	149,101	(11,809)	6,968	144,260

Stock-based compensation		558			558
Net loss			(4,779)		(4,779)	$(4,779)
Other comprehensive income:
Foreign currency translation adjustment				2,320	2,320	2,320
Adoption of SFAS No. 158, net of tax of $4,266				11,058	11,058	11,058
Increase in fair value of derivatives qualifying as cash flow hedges, net of tax of $140				240	240	240

Total comprehensive income						$8,839

Balance at December 31, 2007	$—	$149,659	$(16,588)	$20,586	$153,657

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated and Combined Statements of Cash Flows
(dollars in thousands)

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,
	2007	2006	2005	2005
Operating activities
Net loss	$(4,779)	$(8,400)	$(3,409)	$(8,309)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	55,799	53,179	10,947	25,195
Deferred income taxes	(2,110)	(796)	(1,579)	(9,931)
Unrealized foreign exchange loss (gain)	(2,692)	(6,323)	656	—
Amortization of deferred financing costs	2,194	2,144	2,241	—
Stock compensation expense	558	97	—	—
Gain on insurance settlement	(2,873)	—	—	—
Trademark impairment	403	—	—	—
Goodwill impairment	—	—	—	35,654
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(5,444)	(13,437)	1,424	(8,679)
Affiliate receivables / payables, net	—	—	—	46,292
Due from Pactiv	11,542	—	—	—
Inventories, net	(8,186)	3,503	8,171	(2,504)
Prepayments and other current assets	(279)	(988)	(1,317)	(612)
Accounts payable	12,269	(10,465)	18,586	6,045
Accrued taxes	(5,695)	2,365	(4,129)	11,655
Accrued interest	467	(1,767)	8,075	—
Other current liabilities	(382)	4,015	(1,195)	4,340
Pension and related assets and liabilities, net	(470)	650	(374)	(12,763)
Other, net	853	(1,136)	1,009	1,586

Cash provided by operating activities	51,175	22,641	39,106	87,969

Investing activities
Capital expenditures	(34,626)	(28,063)	(3,910)	(21,906)
Proceeds from sale of assets	775	723	—	804
Acquisition of Pregis businesses	—	—	(559,300)	—
Purchase price adjustments on Pregis acquisition	—	(451)	—	—
Other business acquisitions, net of cash acquired	(28,785)	(4,886)	—	—
Other, net	658	(289)	184	(178)

Cash used in investing activities	(61,978)	(32,966)	(563,026)	(21,280)

Financing activities
Cash capital contributions, net	—	—	—	20,454
Issuance of common stock	—	—	149,004	—
Proceeds from issuance of long-term debt	218	—	437,227	149
Repayment of long-term debt	(1,828)	(1,732)	(474)	(454)
Deferred financing costs	(1,237)	—	(17,694)	—
Net decrease in long-term debt, affiliated	—	—	—	(98,027)

Cash provided by (used in) financing activities	(2,847)	(1,732)	568,063	(77,878)
Effect of exchange rate changes on cash and cash equivalents	2,972	3,583	(167)	(1,241)

Increase (decrease) in cash and cash equivalents	(10,678)	(8,474)	43,976	(12,430)
Cash and cash equivalents, beginning of period	45,667	54,141	10,165	22,595

Cash and cash equivalents, end of period	$34,989	$45,667	$54,141	$10,165

Supplemental cash flow disclosures
Cash paid for income taxes, net of Pactiv reimbursement	$3,846	$5,154	$3,129	$2,113
Cash paid for interest-third party	44,054	41,931	188	459
Cash paid for interest-affiliates	—	—	—	1,874
The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Notes to Consolidated and Combined Financial Statements
(Amounts in thousands of U.S. dollars, unless otherwise noted)
1. DESCRIPTION OF THE BUSINESS AND CHANGE IN OWNERSHIP
Description of the Business
     Pregis Corporation (“Pregis”) is an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. Pregis operates through four reportable segments: Protective Packaging, Flexible Packaging, Hospital Supplies, and Rigid Packaging.
Change in Ownership
     On October 13, 2005, Pregis, pursuant to a Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) with Pactiv Corporation (“Pactiv”) and certain of its affiliates, acquired the outstanding shares of capital stock of Pactiv’s subsidiaries comprising its global protective packaging and European specialty packaging businesses (the “Acquisition”). Pregis, along with Pregis Holding II Corporation (“Pregis Holding II” or the “Company”) and Pregis Holding I Corporation (“Pregis Holding I”), were formed by AEA Investors LLP and its affiliates (the “Sponsors”) for the purpose of consummating the Acquisition. The adjusted purchase price for the Acquisition was $559.7 million, which included direct costs of the acquisition of $15.7 million, pension plan funding of $20.1 million, and certain post-closing adjustments.
     Funding for the Acquisition included equity investments from the Sponsors totaling $149.0 million, along with proceeds from the issuance of senior secured notes and senior subordinated notes in a private offering, and borrowings under new term loan facilities. The equity investments were made to Pregis Holding I, which is the direct parent company of Pregis Holding II, which in turn is the direct parent company of Pregis. Therefore, immediately following the Acquisition, AEA Investors LLP, through its indirect ownership, owned 100% of the outstanding common stock of the Company.
     The Stock Purchase Agreement provided for certain adjustments of the purchase price, including adjustments based on the closing working capital and indebtedness and cash levels (as defined in the Stock Purchase Agreement) of the Company at the date of the Acquisition. On February 13, 2006, the Company and Pactiv agreed to a $1.8 million adjustment for excess cash held in the businesses at the closing date, net of a shortfall in capital spending by the businesses in comparison to their annual budgets. Such amount was paid to Pactiv and reflected as an increase to goodwill in the first quarter of 2006. On September 29, 2006, Pactiv paid $1.3 million to Pregis, reflecting an adjustment to the purchase price based on the level of closing working capital. Such amount was recorded as an adjustment to goodwill in the third quarter of 2006.
     The Stock Purchase Agreement also indemnified the Company for payment of certain liabilities relating to the pre-acquisition period. Indemnification amounts for recorded liabilities, which primarily relate to pre-acquisition income tax liabilities, are reflected in the balance sheet as amounts due from Pactiv.
2. BASIS OF PRESENTATION
     All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements.
     Predecessor — The accompanying combined financial statements of the Company for the period from January 1, 2005 to October 12, 2005, prior to the Acquisition, are a combination of the financial statements of Pregis Innovative Packaging, Inc. (U.S.), Hexacomb Corporation (U.S.), Pregis Canada Corp. (Canada), Pregis Mexico, S. de R.L. de

C.V. (Mexico), Wellenfoam NV (Belgium), Pregis NV (Belgium), Hexacomb S.A. (Spain), Pregis S.A.S. (France), Pregis BV (Netherlands), Pregis SpA. (Italy), Pregis Kft. (Hungary), Prvni Obalova Spol. S.R.O. (Czech Republic), Pregis GmbH (Germany), Pregis Sp. Z.o.o. (Poland), Jiffy Packaging Company Ltd. (U.K.), Ambassador Packaging Ltd. (U.K.), Pregis Rigid Packaging Ltd. (U.K.), Kobusch Packaging Egypt (Egypt), MSP Schmeisser GmbH (Germany), Sengewald Klinikprodukte GmbH (Germany), and Kobusch-Sengewald GmbH (Germany).
     The combined financial statements of the Predecessor included allocations of certain Pactiv corporate expenses, including legal, human resources, payroll, accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other Pactiv corporate and infrastructure costs. The expense and cost allocations were determined on bases that were deemed reasonable by management in order to reflect the utilization of services provided or the benefit received by the Company during the periods presented. The combined financial information included herein does not necessarily reflect the results of operations, financial position, changes in owner’s equity and cash flows of the Company in the future or what would have been reflected had the Company operated as a separate, stand-alone entity during the predecessor period. The income tax provision and related tax payments were prepared as if the Company had operated as a stand-alone taxpayer during the predecessor period.
     Successor — The accompanying consolidated financial statements include the accounts of Pregis Holding II and subsidiaries subsequent to the Acquisition. The consolidated financial statements of the Successor as of and for the years ended December 31, 2007 and 2006 and for the period from October 13, 2005 to December 31, 2005 reflect the Acquisition under the purchase method of accounting, in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations.
     The following unaudited pro forma financial data summarizes the Company’s results of operations for the year ended December 31, 2005 as if the Acquisition had occurred as of the beginning of the year:

Net sales	$869,636
Operating loss	(20,328)
Net loss	(42,814)
     The pro forma results of operations include the full year effects of purchase accounting adjustments, principally:
(1)	increase in depreciation and amortization of $14.4 million, resulting from the new fair values of property, plant and equipment and identified intangible assets (with finite lives),

(2)	adjustment to cost of goods sold related to the sale of inventory that had been revalued in purchase accounting, resulting in an increased value by approximately $5.0 million. Of this amount, $4.0 million is reflected in the Successor’s results for the period from October 13, 2005 to December 31, 2005. The pro forma adjustment herein reflects the full-year impact of the $5.0 million adjustment, since the inventory to which this revaluation relates will be sold within a six-month time frame, and

(3)	corresponding adjustments to tax expense.
     The pro forma results of operations also include adjustments for items directly related to the Acquisition and financing thereof, including:
(1)	elimination of excess pension cost of $1.5 million, since certain under-funded U.K. pensions were fully funded in connection with the Acquisition,

(2)	addition of a management fee of $1.2 million, that will be paid to the Sponsors, pursuant to a management agreement,

(3)	increase in interest expense of $29.8 million, to reflect the Company’s new capital structure, and

(4)	corresponding adjustments to income tax expense.
     In connection with obtaining financing for the Acquisition, the Company committed to the use of a bridge loan facility that was not drawn upon. Therefore, the commitment fee of $1.8 million directly related to this facility was expensed in the period from October 13, 2005 to December 31, 2005. Additionally, in advance of the Acquisition, the

Company entered into a foreign-exchange forward contract to fix the dollar-equivalent cost of the euro denominated debt. The contract settled concurrent with the Acquisition, at which time the Company realized a pre-tax gain of $5.4 million. Pro forma adjustments were not made to exclude these nonrecurring items. Furthermore, no pro forma adjustment was made for the goodwill impairment reflected in the Predecessor statements of operations.
     The pro forma information is not necessarily indicative of the results that actually would have been attained if the Acquisition had occurred as of the beginning of the period presented or that may be attained in the future.
     The Company allocated the purchase price on the basis of the fair values, as finalized in 2006, of the underlying assets acquired and liabilities assumed as of October 13, 2005, as follows (see Note 7):

Assets:
Cash	$10,165
Accounts receivable	123,538
Inventories	98,262
Deferred income taxes	4,203
Other current assets	28,068
Property, plant and equipment	276,837
Goodwill	132,498
Intangible assets	49,878
Prepaid pension benefit cost	1,365
Other noncurrent assets	1,379

Total assets acquired	726,193

Liabilities:
Accounts payable	65,328
Current liabilities	57,692
Deferred income taxes	35,638
Other noncurrent liabilities	7,784

Total liabilities assumed	166,442

Net assets acquired	$559,751

     Cash, accounts receivable, accounts payable, and other current assets and liabilities were stated at historical carrying values, given their short-term nature. Other noncurrent assets and liabilities outstanding as of the effective date of the Acquisition were allocated based on management’s judgments and estimates.
     The Company’s projected pension obligations and assets were reflected in the allocation of purchase price at the projected benefit obligation less plan assets at fair market value, based on management’s computations which included valuations performed by actuaries engaged by the Company. The fair value reflected the additional $20.1 million funding made by the Company immediately following close of the Acquisition, in accordance with the terms of the Stock Purchase Agreement.
     The Company obtained valuations to support the fair values of property, plant and equipment, inventories, and intangible assets acquired, including tradenames and trademarks, patents and customer relationships.
     Trademarks and tradenames were valued using a royalty savings method, whereby the value of the trademark or tradename was estimated based on benefit received by the Company for owning the trademarks or tradenames rather than paying a rent or royalty for their use. Using this approach, trademarks and tradenames were initially valued at $6.2 million with an estimated indefinite life. Patents were valued at $0.5 million using a similar methodology and were assigned a weighted average useful life of 10 years.

     Customer relationships were valued in groupings, given the unique attributes of certain customers and customer segments. The value was determined using an income approach, which took into account the expected revenue growth and attrition rates of the customers and the estimated capital charges for the use of other net tangible and identifiable net intangible assets. Using this approach, customer relationships were assigned a value of $39.2 million with an estimated weighted average useful life of 12 years.
     Land use rights in Germany held by the Hospital Supplies segment were valued by local appraisers, based on local market rates, resulting in a value of $0.6 million, with an estimated remaining useful life of 32 years.
     The value of certain non-compete agreements held prior to the Acquisition was reassessed by management to be $2.4 million, based on the results of third-party appraisals prepared at inception of the agreements. The non-competes had an estimated remaining useful life of 2 years, corresponding to the remaining period of the agreements.
     Deferred income tax assets and liabilities as of the acquisition date represent the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases. Valuation allowances were established for certain deferred tax assets, including those relating to all acquired net operating loss carryforwards, for which utilization is uncertain.
     Based on the final valuations, approximately $58.4 million of the Company’s goodwill was determined to be deductible for income tax purposes. The primary reasons for the Acquisition and the primary factors that contributed to a purchase price that resulted in the recognition of goodwill include:
•	The Company’s position as one of the leading providers of protective packaging products, as well as a leading competitor in the European specialty packaging market, which enables the Company to benefit from its broad product offering, scale, expertise in innovation, long-standing customer relationships and diverse end-markets;

•	The Company’s ability to offer one of the broadest product lines in the packaging industry, including a variety of highly customized and tailored packaging solutions, offered to diversified geographical markets, end-markets and customers;

•	The Company’s advanced, low-cost manufacturing capabilities and expansive manufacturing and distribution network, which offers a competitive advantage that helps drive revenue growth and profitability.
Separate Financial Statements
     Separate financial statements of Pregis are not presented since the floating rate senior secured notes due April 2013 and the 12.375% senior subordinated notes due October 2013 issued by Pregis are fully and unconditionally guaranteed on a senior secured and senior subordinated basis, respectively, by Pregis Holding II and all existing domestic subsidiaries of Pregis and since Pregis Holding II has no operations or assets separate from its investment in Pregis (see Note 22).
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition
     The Company’s principal business is the manufacture and supply of protective and specialty packaging products. Pregis recognizes net sales of these products when the risks and rewards of ownership have transferred to the customer, which is generally upon shipment (but in some cases may be upon delivery), based on specific terms of sale. In arriving at net sales, Pregis estimates the amount of deductions from sales that are likely to be earned or taken by customers in conjunction with incentive programs, such as volume rebates and early payment discounts and records such estimates as sales are recorded. The Company bases its deduction estimates on historical experience.
     In recent years, the Company began participating in programs in certain of its European protective packaging and flexible packaging businesses whereby the businesses purchase resin quantities in excess of their internal requirements and resell the surplus to other customers at a nominal profit. These “resin resale programs” enable the businesses to benefit from improved quantity discounts and volume rebates, as well as increased flexibility in their resin purchasing. The Company presents this activity on a net basis within net sales, in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, on the basis that the third-party resin supplier is responsible for fulfillment of the order to the customer’s specifications, ships the resin directly to the customer, and maintains general inventory risk and risk of physical loss during shipment. The Company recognizes revenue related to resin resale activity upon delivery to the customer. Net resin resale revenue totaled $5,004, $2,673, $191 and $676 for the years ended December 31, 2007 and 2006, the period from October 13, 2005 to December 31, 2005, and the period from January 1, 2005 to October 12, 2005, respectively.
Foreign Currency Translation
     Local currencies are the functional currencies for all foreign operations. Financial statements of foreign subsidiaries are translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and the periods’ weighted average exchange rates for revenue and expense components, with any resulting translation adjustments included as a component of stockholder’s equity. Foreign currency transaction gains and losses resulting from transactions executed in different currencies are included in results of operations.
Cash and Cash Equivalents
     The Company defines cash and cash equivalents as checking accounts, money-market accounts, certificates of deposit, and U.S. Treasury notes having an original maturity of 90 days or less when purchased.
Accounts Receivable
     Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts. Pregis reserves for amounts determined to be uncollectible based on a number of factors, including historical trends and specific customer liquidity. The determination of the amount of the allowance for doubtful accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate or improve, the allowance for doubtful accounts could increase or decrease.
     Management believes that the allowances at December 31, 2007 are adequate to cover potential credit risk loss and that the likelihood of incurring a material loss due to concentration of credit risk is remote. Pregis has a large number of customers in diverse industries and geographies, as well as a practice of establishing reasonable credit limits, which limits credit risk.
Inventories
     Inventories include costs of material, direct labor and related manufacturing overheads. Inventories are stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) or average-cost methods.

Property, Plant, and Equipment
     Property, plant and equipment are stated at cost. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred. Depreciation is computed using the straight-line method over the remaining estimated useful lives of assets. Remaining useful lives range from 15 to 40 years for buildings and improvements and from 5 to 20 years for machinery and equipment. Depreciation expense totaled $50,374, $47,977, $9,767 and $23,593 for the years ended December 31, 2007 and 2006, the period from October 13, 2005 to December 31, 2005, and the period from January 1, 2005 to October 12, 2005, respectively.
Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite-lives, consisting of trademarks and tradenames, are not amortized but are instead reviewed for impairment on a reporting unit basis, at least annually, or more frequently if indicators arise. The Company defines its reporting units on an operating segment basis and conducts its annual review for impairment as of October 1 of each year. The Company’s annual review in 2007 and 2006 indicated no impairment of goodwill. However, in 2007, the Company did determine that a trade name intangible asset associated with its protective packaging business was impaired, due to near-term reduced sales levels. Using a discounted cash flow methodology, the Company calculated impairment of $403, which is reflected in other operating expense within the Company’s statement of operations for the year ended December 31, 2007.
     The Company also has other intangible assets, consisting primarily of customer relationships, patents, licenses, and non-compete agreements, which are being amortized over their respective estimated useful lives.
Impairment of Other Long-Lived Assets
     The Company periodically re-evaluates carrying values and estimated useful lives of other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. Pregis uses estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets’ remaining useful lives. If the asset is determined to be impaired, the impairment is measured by the amount by which the carrying value of the asset exceeds its fair value.
Deferred Financing Costs
     The Company incurred financing costs to put in place the long-term debt used to finance the Acquisition and to subsequently amend portions of such debt agreements. These costs have been deferred and are being amortized over the terms of the related debt. The amortization of deferred financing costs is classified as interest expense in the statement of operations and totaled $2,194 and $2,144 for the years ended December 31, 2007 and 2006. For the period from October 13, 2005 to December 31, 2005, amortization totaled $2,241, which included the immediate write-off of $1,800 for bridge financing commitment fees incurred in connection with the Acquisition.
Income Taxes
     For the Predecessor period, the Company’s business income or loss was included in Pactiv’s consolidated federal income tax return for U.S. income tax purposes. The provision for income taxes in the Predecessor period combined financial statements reflects income taxes as if the entities that comprised Pregis were stand-alone entities and filed separate income tax returns.
     In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, the Company utilizes the asset and liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Effective January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. The Company’s adoption of FIN 48 resulted in reclassification of certain tax liabilities from current to non-current and no impact to retained earnings. The Company also reclassified certain tax liability amounts in the December 31, 2006 balance sheet from current to non-current to be consistent with the 2007 presentation.
     The Company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries since it is management’s present intention to reinvest those earnings in foreign operations. Positive unremitted earnings of foreign subsidiaries totaled $32,057 at December 31, 2007. If such amounts were repatriated, determination of the amount of U.S. income taxes that would be incurred is not practicable due to the complexities associated with this calculation.
Financial Instruments
     The Company may use derivative financial instruments primarily for purposes of hedging exposures to fluctuations in interest rates and foreign currency exchange rates. The Company does not use derivative instruments for trading or speculative purposes. The Company recognizes derivative instruments as either assets or liabilities in the balance sheet, at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction, and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. See Note 10 for additional information.
Freight
     Pregis records amounts billed to customers for shipping and handling as sales, and records shipping and handling expense as cost of sales.
Research and Development
     Research and development costs, which are expensed as incurred, were $5,869, $6,976, $1,302 and $4,806 for the years ended December 31, 2007 and 2006, the period from October 13, 2005 to December 31, 2005, and the period from January 1, 2005 to October 12, 2005, respectively.
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, which was issued in December 2004 and amended SFAS No. 123, Accounting for Stock Based Compensation. The Company used the prospective transition method upon adoption, which requires that nonpublic companies that had previously measured compensation cost under SFAS No. 123 using the minimum value method continue to account for non-vested equity awards outstanding at the date of adoption in the same manner as they had been accounted for prior to adoption. For all awards granted, modified or settled after the date of adoption, the Company recognizes compensation cost based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.
     Prior to January 1, 2006, the Company followed the provisions of SFAS No. 123, which allowed entities to continue to apply the provisions of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provide pro forma net income disclosures for employee stock-based compensation arrangements as if the minimum value method defined in SFAS No. 123 had been applied.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141(R) requires an acquiror to measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will also impact the accounting for transaction costs, restructuring costs as well as the initial recognition on contingent assets and liabilities assumed during a business combination. In addition, under SFAS No. 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of SFAS No. 141(R) are applied prospectively, so the Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141(R).
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (SFAS 158). SFAS No. 158 requires an employer to recognize a plan’s funded status in its balance sheet, measure a plan’s assets and obligations as of the end of the employer’s fiscal year (with limited exceptions), and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The Company adopted SFAS No. 158 on December 31, 2007 on a prospective basis, in accordance with the statement’s transition rules. The adoption of SFAS No. 158 resulted in an adjustment to the Company’s balance sheet, but had no impact on net earnings or cash flow. See Note 16 for additional information regarding the Company’s pension plans.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Company adopted the provisions of FIN 48 effective January 1, 2007, and the impact of adoption was not material. See Note 14 for additional information.
4. ACQUISITIONS
     Each of the transactions discussed below was accounted for using the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations. Accordingly, in each instance, the purchase price was allocated to the assets acquired, liabilities assumed, and identifiable intangible assets as applicable based on their fair market values at the date of acquisition. Any excess of purchase price over the fair value of net assets acquired was recorded as goodwill. The results of operations of each business combination is included in the Company’s consolidated financial statements since the date of acquisition None of the goodwill related to these acquisitions is tax-deductible.
     On July 4, 2007, the Company acquired all of the outstanding share capital of Petroflax S.A., a leading producer and distributor of foam-based products, located in Romania. The purchase price totaled $11,976, including direct costs of the acquisition, and was financed with cash-on-hand. The purchase price was allocated as follows: $4,195 million to net tangible assets, $4,434 to customer relationship-related intangibles, and $3,347 to goodwill.

     On December 3, 2007, the Company acquired all of the outstanding share capital of Besin International B.V., a European honeycomb manufacturer. The purchase price, which remains subject to certain post-closing adjustments, totaled $17,356, including direct costs of the acquisition. The purchase price was also financed with cash-on-hand, and has been allocated on a preliminary basis as follows: $7,128 to net tangible assets and $10,228 to goodwill. The Company is in the process of finalizing its valuation analyses, which may result in subsequent revisions to the allocation.
     The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2007 and 2006 as if the aforementioned acquisitions had taken place at the beginning of the periods presented. Pro forma adjustments to the historical results of Petroflax and Besin are not material. The pro forma information is not necessarily indicative of the results that actually would have been attained if the acquisitions had occurred as of the beginning of the period presented or that may be attained in the future.

	Year Ended December 31,
	2007	2006

Net sales	$1,007,923	$956,420
Operating income	46,529	33,941
Net loss	(4,486)	(7,278)
     In May 2006, the Company acquired a business in Bulgaria for $4.9 million to complement its hospital supplies business. The purchase price was allocated based on estimated fair values at the date of acquisition. The impact of the acquisition was not significant to the Company’s operations or financial position.
5. INVENTORIES
     The major components of net inventories are as follows:

	December 31,	December 31,
	2007	2006
Finished goods	$53,247	$44,895
Work-in-process	17,318	15,676
Raw materials	34,225	28,287
Other materials and supplies	4,124	3,338

	$108,914	$92,196

6. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following:

	December 31,	December 31,
	2007	2006
Land, buildings, and improvements	$126,639	$113,649
Machinery and equipment	241,932	197,327
Other, including construction in progress	22,943	19,991

	391,514	330,967
Less: Accumulated depreciation and amortization	(114,116)	(60,321)

	$277,398	$270,646

7. GOODWILL
     Changes in the Predecessor’s carrying value of goodwill from January 1, 2005 to October 12, 2005 are summarized below:

	Protective Packaging	Flexible Packaging	Hospital Supplies	Rigid Packaging	Total
Predecessor
Balance at January 1, 2005	$161,303	$25,495	$21,088	$220	$208,106
Goodwill impairment	(35,447)	—	—	(207)	(35,654)
Foreign currency translation	(8,401)	(2,782)	(2,494)	(13)	(13,690)

Balance at October 12, 2005	$117,455	$22,713	$18,594	$—	$158,762

     In the second quarter of 2005, Pactiv initiated the sale of the Predecessor. The initial price agreed for the sale was less than book value, which triggered the Predecessor to test its recorded goodwill for impairment, according to the provisions of SFAS No. 142. Goodwill was subsequently determined to be impaired in the Protective Packaging and Rigid Packaging segments. Consequently, the Predecessor recognized a pretax impairment charge of $35,654 in the second quarter of 2005.
     The Company initially recorded goodwill of $141,379 as a result of the Acquisition. Changes in the Company’s carrying value of goodwill from October 13, 2005 to December 31, 2007 are summarized below:

	Protective Packaging	Flexible Packaging	Hospital Supplies	Rigid Packaging	Total
Successor
Balance at October 13, 2005	$87,003	$21,005	$25,465	$7,906	$141,379
Foreign currency translation	290	(240)	(429)	(166)	(545)

Balance at December 31, 2005	87,293	20,765	25,036	7,740	140,834
Fair value adjustments to property, plant and equipment and identifiable intangible assets	451	(7,379)	565	—	(6,363)
Other adjustments	(2,745)	(70)	364	(426)	(2,877)
Purchase price adjustments	451	—	—	—	451
Foreign currency translation	(2,338)	833	3,331	1,361	3,187

Balance at December 31, 2006	83,112	14,149	29,296	8,675	135,232
Business acquisitions	13,575	—	—	—	13,575
Other adjustments	(484)	708	58	(2,880)	(2,598)
Foreign currency translation	(1,048)	1,129	3,528	182	3,791

Balance at December 31, 2007	$95,155	$15,986	$32,882	$5,977	$150,000

     At December 31, 2005, the Company based the fair value of its property, plant and equipment and acquired intangible assets on preliminary valuation results. These valuations were finalized in 2006, resulting in net increases to the fair value of these assets totaling $6,363, which resulted in a corresponding reduction to goodwill. Final adjustments to the estimated fair values of other assets and liabilities reduced goodwill by $2,877.
     The Stock Purchase Agreement also provided for certain adjustments of the purchase price, including adjustments based on the closing working capital and indebtedness and cash levels (as defined in the Stock Purchase Agreement) of the Company at the date of the Acquisition. In 2006, the Company paid to Pactiv $1.8 million for excess cash held in the businesses at the closing date, net of a shortfall in capital spending by the businesses in comparison to their annual budgets, and Pactiv paid $1.3 million to the Company, reflecting an adjustment to the purchase price based on the level of closing working capital. The net amount of $451 has been reflected as an adjustment to goodwill in 2006.
     In 2007, the Protective Packaging segment acquired two businesses, resulting in purchased goodwill totaling $13,575. See further discussion in Note 4. Other adjustments relate primarily to the reversal of valuation allowances established against deferred tax assets in purchase accounting, based on the current expected utilization of such deferred tax assets.
8. OTHER INTANGIBLE ASSETS
     The Company’s other intangible assets are summarized as follows:

	Average	December 31, 2007		December 31, 2006
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$47,110	$8,590	$41,106	$4,496
Patents	10	500	141	483	76
Non-compete agreements	2	3,115	2,770	3,152	1,449
Software	3	1,797	948	1,068	447
Land use rights and other	32	1,540	380	1,477	298
Intangible assets not subject to amortization:
Trademarks and trade names		6,677	—	6,619	—

Total		$60,739	$12,829	$53,905	$6,766

     Amortization expense related to intangible assets totaled $5,425, $5,202, $1,180 and $1,602 for the years ended December 31, 2007 and 2006, the period from October 13, 2005 to December 31, 2005, and the period from January 1, 2005 to October 12, 2005, respectively. Amortization expense for each of the five years ending December 31, 2008 through December 31, 2012 is estimated to be $4,968, $4,274, $4,024, $4,024, and $4,024, respectively.
9. DEBT
     The Company’s long-term debt consists of the following:

	December 31,	December 31,
	2007	2006
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$86,020	$86,900
Term B-2 facility, due October, 2012	97,033	88,645
Senior secured notes, due April, 2013	145,980	132,010
Senior subordinated notes, due October, 2013, net of discount of $2,248 at December 31, 2007 and $2,501 at December 31, 2006	147,752	147,499
Other	939	263

Total debt	477,724	455,317
Less: current portion	(2,120)	(1,854)

Long-term debt	$475,604	$453,463

     In connection with the Acquisition, on October 13, 2005, Pregis issued senior secured notes and senior subordinated notes in a private offering and entered into new senior secured credit facilities.
     The senior secured notes were issued in the principal amount of €100.0 million and bear interest at a floating rate equal to EURIBOR (as defined) plus 5.00% per year (for a total rate of 9.72% as of December 31, 2007). Interest resets quarterly and is payable quarterly on January 15, April 15, July 15 and October 15. The senior subordinated notes were issued in the principal amount of $150.0 million and bear interest at the rate of 12.375% annually. Interest on the senior subordinated notes is payable semi-annually on April 15 and October 15. The senior subordinated notes were issued at 98.149%, resulting in an initial discount of $2.8 million, which is being amortized using the effective interest method over the term of the notes. The senior secured notes and senior subordinated notes do not have required principal payments prior to maturity.
     Pregis Holding II and Pregis’s domestic subsidiaries have guaranteed the obligations under the senior secured notes and the senior subordinated notes on a senior secured basis and senior subordinated basis, respectively. Additionally, the senior secured notes are secured on a second priority basis by liens on all of the collateral (subject to certain exceptions) securing Pregis’s senior secured credit facilities. In the event that secured creditors exercise remedies with respect to Pregis and its guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by the first priority liens under the new senior secured credit facilities and any other first priority obligations.
     At its option, the Company may redeem some or all of the senior secured notes on or after October 15, 2006 and some or all of the senior subordinated notes on or after October 15, 2009, in each case, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, if redeemed during the twelve-month period beginning on October 15 of the years indicated below:

	Year	Percentage
Senior secured notes:	2006	102.00%
	2007	101.00%
	2008 and thereafter	100.00%

Senior subordinated notes:	2009	106.188%
	2010	103.094%
	2011 and thereafter	100.000%
     The Company may redeem some or all of the senior secured notes at any time prior to October 15, 2006 and some or all of the senior subordinated notes at any time prior to October 15, 2009, in each case, at the principal amount of the notes, plus a specified “make-whole” premium. In addition, at any time prior to October 15, 2008, the Company may redeem up to 35% of the aggregate principal amount of the senior subordinated notes with the net proceeds of certain equity offerings.
     On October 13, 2005, Pregis entered into senior secured credit facilities which provided for a revolving credit facility and two term loans: an $88.0 million term B-1 facility and a €68.0 million term loan B-2 facility. The revolving credit facility provides for borrowings of up to $50.0 million, a portion of which may be made available to the Company’s non-U.S. subsidiary borrowers in euros and/or pounds sterling. The revolving credit facility also includes a swing-line loan sub-facility and a letter of credit sub-facility. The revolving credit facility bears interest at a rate equal to, at the Company’s option (1) an alternate base rate or (2) LIBOR or EURIBOR, plus an applicable margin of 0.375% to 1.00% for base rate advances and 1.375% to 2.00% for LIBOR or EURIBOR advances, depending on the leverage ratio of the Company, as defined in the credit agreement. In addition, the Company is required to pay an annual commitment fee of 0.375% to 0.50% on the revolving credit facility depending on the leverage ratio of the Company, as well as customary letter of credit fees. As of December 31, 2007, the Company had $6.1 million in letters of credit outstanding and had $43.9 million of availability under the revolving credit facility.
     The term B-1 loan interest is equal to, at the Company’s option (1) an alternate base rate plus 1.25% per annum, or (2) LIBOR plus 2.25% per annum, and the term B-2 loan interest rate is EURIBOR plus 2.50% per annum. The annual interest rates on the Company’s term B-1 facility and term B-2 facility were 7.08% and 7.27%, respectively, as of December 31, 2007, and 7.61% and 6.22%, respectively, as of December 31, 2006.
     Pregis’s senior secured credit facilities are guaranteed by Pregis Holding II Corporation and all of Pregis’s current and future domestic subsidiaries (collectively, the “Guarantors”). The repayment of these facilities is secured by a first priority security interest in substantially all of the assets of the Guarantors, and a first priority pledge of their capital stock and 66% of the capital stock of the Pregis’s first tier foreign subsidiary.
     Subject to certain exceptions, the senior secured credit facilities require mandatory prepayments of the loans from excess cash flows, asset sales and dispositions and issuances of debt and equity. Additionally, the loans may be prepaid at the election of the Company.
     From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. Amounts available under these lines of credit were $12,762 and $11,973 at December 31, 2007 and 2006, respectively. At December 31, 2007, no borrowings were drawn under these lines, but trade letters of credit totaling $3,627 were issued and outstanding.
     The senior secured credit facilities, senior secured notes and subordinated notes contain a number of covenants that, among other things, restrict or limit, subject to certain exceptions, Pregis’s ability and the ability of its subsidiaries, to incur, assume or permit to exist additional indebtedness, guaranty obligations or hedging arrangements; incur liens or agree to negative pledges in other agreements; engage in sale and leaseback transactions; make capital expenditures; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; in the case of subsidiaries, enter into agreements restricting dividends and distributions; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness including the notes; amend or otherwise alter the terms of its organizational documents, or its indebtedness including the notes and other material agreements; sell assets or engage in receivables securitization; transact with affiliates; and alter the business that it conducts. In addition, the senior secured credit facilities require that Pregis complies on a quarterly basis with certain financial covenants, including a maximum leverage ratio test and minimum cash interest coverage ratio test. As of December 31, 2007, Pregis was in compliance with all of these covenants.
     Furthermore, the senior secured notes and subordinated notes limit Pregis’s ability to incur additional indebtedness beyond that allowed within certain defined debt baskets and our ability to declare certain dividends or repurchase equity securities, unless we meet a minimum fixed charge coverage ratio and a maximum senior secured indebtedness leverage ratio, both determined on a pro forma basis. Therefore, Pregis’s ability to maintain these ratios, as well as those included within its senior secured credit facility, ensures that it is able to maintain sufficient liquidity.
     The following table presents the scheduled annual maturities of the Company’s long-term debt, for years after 2007:

2008	$2,120
2009	2,175
2010	2,023
2011	45,532
2012	132,143
Thereafter (including discount)	293,731

$477,724

     At December 31, 2007 and 2006, the revaluation of the Company’s euro-denominated debt resulted in an unrealized foreign exchange loss of $23,306 and $22,656, respectively. This unrealized loss has been offset by unrealized gains of $(28,860) and $(27,799) relating to revaluation of the Company’s euro-denominated intercompany notes receivable at December 31, 2007 and 2006, respectively. These amounts are reported within the net foreign exchange gains in the Company’s statement of operations.

10. DERIVATIVE INSTRUMENTS
     In order to manage its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt, the Company entered into an interest rate swap arrangement to swap a notional amount of 65.0 million euros from EURIBOR-based floating rates to fixed rates over the period of January 2006 to January 2010. The swap arrangement was designated as a cash flow hedge, resulting in a gain of $240 and $1,257 and a loss of $336, each net of tax, being recorded in other comprehensive income (loss) for the years ended December 31, 2007 and 2006 and the period from October 13, 2005 to December 31, 2005, respectively. There was no ineffective portion of the hedge recognized in earnings during these periods. At December 31, 2007 and 2006, the Company had no other derivative instruments outstanding.
     In advance of the October 2005 Acquisition, Pregis entered into a foreign-exchange forward contract to fix the dollar-equivalent cost of the euro denominated debt. This contract was contingent on the Acquisition taking place prior to a defined date, at which time it would otherwise expire. This contract did not qualify for hedge accounting treatment under SFAS No. 133. The contract settled concurrent with the Acquisition, at which time the Company realized a pre-tax gain of $5,441 due to favorable impact of the dollar to the euro at the time the Acquisition closed, relative to the rate inherent in the contract.
     The Company is exposed to credit risk in the event of nonperformance by the counterparty on its interest rate swap contract. However, the Company minimizes its credit risk by dealing only with leading, credit-worthy financial institutions and, therefore, does not anticipate nonperformance.
11. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying values of current assets and liabilities approximate fair value due to their short-term maturities.
     The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. The fair value of the Company’s senior secured notes and senior subordinated notes are based on quoted market prices.
     The fair value of the Company’s interest rate swap was estimated based on quoted market prices, representing the amount that would be received or paid to terminate the agreement as of year-end.
     The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
Senior secured variable-rate credit facilities	$183,053	$183,053	$175,545	$175,545
Senior secured floating-rate notes	145,980	139,958	132,010	135,805
12.375% senior subordinated notes	147,752	158,438	147,499	161,813
Other debt	939	939	263	263

Total long-term debt	$477,724	$482,388	$455,317	$473,426

Derivative financial instruments:
Interest rate swap asset	$1,846	$1,846	$1,466	$1,466

     The carrying value of the Company’s senior secured floating-rate notes as well as the Term B-2 portion of the Company’s senior secured credit facilities, both of which are euro-denominated, increased $13,970 and $9,336, respectively, during 2007 due to the strengthening of the euro to the U.S. dollar.

     The Company is contingently liable under letters of credit (see Note 9). It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.
12. LEASES
     The Company leases certain facilities, equipment, and other assets under non-cancelable long-term operating leases. Rent expense totaled $19,073, $17,505, $3,632 and $13,480 for the years ended December 31, 2007 and 2006, the period from October 13, 2005 to December 31, 2005, and the period from January 1, 2005 to October 12, 2005, respectively, including short-term rentals.
     Future minimum rental payments for operating leases with remaining terms in excess of one year, are as follows:

2008	$16,144
2009	13,513
2010	11,202
2011	9,360
2012	7,382
Thereafter	24,519

$82,120

13. RELATED PARTY TRANSACTIONS
     The Predecessor utilized various wholly-owned affiliates of Pactiv to provide administrative services and to finance operations. Transactions with such affiliates enabled the Predecessor to manufacture and sell products, earn revenue, maintain adequate operating working capital, and fund obligations that arose in the normal course of business. The monthly fees charged to the Predecessor for the administrative services were allocated to the businesses using several methods. Costs that were directly identified as having been incurred for these businesses were charged 100% to the Predecessor. Certain shared or common expenses, including information technology, procurement, and health and safety were allocated based on management’s estimate of the level of effort spent by those functions supporting the Predecessor’s businesses. Shared human resource and facility costs were allocated based on the headcount of the Predecessor’s businesses. Shared expenses of corporate functions and overhead, legal, finance, and accounting were allocated to the Predecessor’s businesses on a percentage of sales basis. Management believes these allocation methods were reasonable.
     For the period from January 1, 2005 to October 12, 2005, aggregate administrative fees charged to the Company were $16,564. Of this amount, $4,813 was charged to the Predecessor in the period and was paid as part of its operations. The remaining portion of this corporate allocation, or $11,751, was allocated to the Predecessor for purposes of the combined financial statements. For purposes of preparing the financial statements of the Predecessor on a stand-alone basis, tax provisions were also allocated to these businesses along with balances of liabilities or assets directly related to these businesses that had been previously maintained at a corporate level. Additionally, on a periodic basis, Pactiv offset intercompany balances between its North American-based businesses of the Predecessor and other Pactiv subsidiaries that would not be otherwise settled in cash. In such cases, these intercompany balances were transferred directly to equity to reflect their settlement.
     Settlement of the allocation of these expenses and balances to the Predecessor are reflected within capital contributions (distributions), net in the combined statement of owner’s equity and comprehensive income, to reflect that they were settled by Pactiv on behalf of the Predecessor. The cash contributions, net relate primarily to payments made by Pactiv to certain of the Predecessor’s foreign businesses to enable them to pay intercompany loans, net of excess cash distributions paid by certain subsidiaries to Pactiv, in advance of the Transaction.

     A summary of the cash and non-cash capital contributions, net, included the Predecessor financial statements for the period from January 1, 2005 to October 12, 2005 is as follows:

Predecessor
January 1, 2005
to
October 12, 2005
Cash contributions	$20,454

Noncash contributions (distributions):
Corporate allocations	11,751
Intercompany settlements, net	(15,681)

Total noncash contributions, net:	(3,930)

Total capital contributions, net	$16,524

     Related-party transactions between affiliated companies of the Predecessor were eliminated from the combined predecessor statements, while related-party transactions with affiliated companies outside of the Predecessor businesses were not eliminated from the Predecessor financial statements.
     The Predecessor recognized sales to affiliates of Pactiv of $604, and purchases of goods from Pactiv of $7,406 for the period from January 1, 2005 to October 12, 2005, respectively. The Predecessor incurred $2,186 of interest expense for financing provided to it by Pactiv for the period from January 1, 2005 to October 12, 2005.
     Affiliated long-term debt consisted of borrowings by the Predecessor’s individual operating companies from Pactiv and its 100% owned affiliates, principally Pactiv’s European treasury operation, PIFCO (Pactiv Irish Finance, Ltd. or “PIFCO”). The debt was incurred by the Predecessor principally to fund investments in plant and equipment and to make acquisitions. Typically, working capital needs were funded by short-term debt, some of which was also financed by PIFCO. Interest rates on both long and short-term debt for European operating companies were the Interbank Offer Rate in the country in which the unit operated, plus 1.25%. If there was no local interbank offer rate then the Euro Interbank Offer rate (EURIBOR) plus 1.25% was used. For business units in North America, the interest rate on long and short-term debt was set by the monthly “Applicable Federal Rate” published by the U.S. Internal Revenue Service. The Predecessor’s weighted average interest rate on affiliate debt was approximately 4.90% for the period from January 1, 2005 to October 12, 2005. All outstanding loans with PIFCO were settled prior to the Acquisition.
     In connection with the Acquisition, the Company entered into a management agreement with its Sponsors, for the provision of various advisory and consulting services. The Company incurred fees, and related expenses, totaling $1,894, $1,777 and $329, for services provided under this agreement for the years ended December 31, 2007 and 2006, and the period from October 13, 2005 to December 31, 2005, respectively. Such amounts are included within selling, general and administrative expenses.
     The Company had sales to affiliates of AEA Investors LLP totaling $3,531 and $2,164 for the years ended December 31, 2007 and 2006, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LLP totaling $8,022 and $4,500, respectively.
     In 2007 and 2006, certain members of the Company’s management purchased shares in Pregis Holding I through the Pregis Holding I Corporation Employee Stock Purchase Plan. Shares were purchased at estimated fair value at the date of purchase. As of December 31, 2007, management held 324.2 shares in Pregis Holding I, representing 2.1% of Pregis Holding I’s issued and outstanding equity.

14. INCOME TAXES
     For U.S. income tax purposes, the Predecessor’s income or loss was included in Pactiv’s consolidated federal income tax return. For periods subsequent to the Acquisition, the Company files a consolidated federal income tax return with Pregis Holding I Corporation, its ultimate parent. The provision for income taxes in the Successor consolidated financial statements and the Predecessor combined financial statements reflects income taxes as if the businesses were stand-alone entities and filed separate income tax returns.
     The domestic and foreign components of income (loss) before income taxes were as follows:

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,
	2007	2006	2005	2005
U.S. income (loss) before income taxes	$1,911	$(7,181)	$(4,121)	$(25,973)
Foreign income (loss) before income taxes	1,018	3,623	(574)	19,020

Total income (loss) before income taxes	$2,929	$(3,558)	$(4,695)	$(6,953)

     The components of the Company’s income tax expense (benefit) are as follows:

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,
	2007	2006	2005	2005
Current
Federal	$—	$546	$(444)	$2,939
State and local	809	399	(66)	212
Foreign	6,851	3,831	813	8,003

	7,660	4,776	303	11,154

Deferred
Federal	1,978	(1,684)	(909)	(9,312)
State and local	(935)	(510)	(143)	(817)
Foreign	(995)	2,260	(537)	331

	48	66	(1,589)	(9,798)

Income tax expense (benefit)	$7,708	$4,842	$(1,286)	$1,356

     Reconciliation of the difference between the effective rate of the expense (benefit) and the U.S. federal statutory rate is shown in the following table:

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,
	2007	2006	2005	2005
U.S. federal income tax rate	35.00%	(35.00)%	(35.00)%	(35.00)%
Foreign rate differential	20.47	25.46	2.63	0.96
State and local taxes on income, net of U.S. federal income tax benefit	12.83	0.17	(2.89)	(5.66)
State rate change	(16.91)	—	—	—
Foreign rate change	(31.22)	—	—	—
Valuation allowance	162.60	84.29	6.37	(2.05)
Non-deductible interest expense	44.24	53.43	—	—
Permanent differences	25.79	6.47	—	—
Goodwill impairment	—	—	—	44.61
Tax on Belgian distributions	—	—	—	18.92
Domestic manufacturer’s deduction	—	—	—	(2.02)
Research and development	—	—	—	(1.25)
Other	10.36	1.27	1.49	0.99

Income tax expense (benefit)	263.16%	136.09%	(27.40)%	19.50%

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. The Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2007	2006
Deferred tax assets
Tax-loss carryforwards:
U.S. State and local	$6,376	$5,012
Foreign	15,013	15,572
Pensions and other employee benefits	—	5,035
Deferred charges	1,709	1,865
Bad debt reserves	379	572
Inventory reserves	1,494	1,237
Other items	2,529	1,945
Valuation allowance	(17,068)	(18,055)

Net deferred tax assets	10,432	13,183

Deferred tax liabilities
Property and equipment	(19,282)	(27,262)
Goodwill and intangibles	(13,015)	(13,800)
Pensions and other employee benefits	(2,924)	—
Unrealized foreign exchange loss	(4,440)	(1,872)
Other items	(2,369)	(1,015)

Total deferred tax liabilities	(42,030)	(43,949)

Net deferred tax liabilities	$(31,598)	$(30,766)

     These deferred tax assets and liabilities are classified in the balance sheets based on the balance sheet classification of the related assets and liabilities. Pursuant to the Stock Purchase Agreement, Pactiv has provided an indemnity for certain tax liabilities that relate to periods prior to October 13, 2005.
     Management believes it is more likely than not that current and long-term deferred tax assets, with the exception of certain foreign tax-loss carryforwards and pension assets, will be realized through the reduction of future taxable income. Although realization is not assured, management has concluded that other deferred tax assets, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities. As of December 31, 2007, valuation allowances totaling $8,253 will result in a reduction to goodwill to the extent such allowances are reduced in 2008 (see Note 3 regarding SFAS No. 141(R), Business Combinations).
     U.S. federal net operating loss carryforwards at December 31, 2007 and 2006 were $16,404 and $12,794, respectively. State tax-loss carryforwards, net of federal benefit, at December 31, 2007 and 2006, were $630 and $526, respectively, and will expire at various dates from 2008 to 2024. Foreign tax-loss carryforwards at December 31, 2007 and 2006 were $55,131 and $55,442, respectively, of which $27,045 will expire at various dates from 2008 to 2022, with the remainder having unlimited lives. The valuation allowance above includes unrecognized tax benefits related to both state and foreign tax-loss carryforwards.
      Tax Contingencies
     Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company established reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite our belief that our tax return positions are fully supportable. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided in accordance with the requirements of FIN 48.
     As of December 31, 2007, the Company had non-current liabilities totaling $9,585 for unrecognized tax benefits including interest and net of indirect benefits, of which $2,483 would affect the effective tax rate, if recognized. Included within the Company’s liabilities for unrecognized tax benefits at December 31, 2007 is $7,102 subject to indemnification under the Stock Purchase Agreement with Pactiv. The indemnified amounts are included within the amounts due from Pactiv. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2007 is as follows:

December 31,
2007

Gross tax contingencies at January 1, 2007	$13,559
Additions based on tax positions related to the prior year	754
Reductions based on tax positions related to the prior year	(976)
Additions based on tax positions related to the current year	1,983
Reductions due to settlements	(6,034)
Reductions due to lapse of applicable statute of limitations	(400)

Balance at December 31, 2007	$8,886

     The Company is subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. The U.S. federal income tax returns for the years 2004 through 2007 are subject to potential examination by the Internal Revenue Service. The Company is currently subject to examination in Germany for the years 2001 to 2005, Belgium for the year 2005, and Egypt for the years 2003 to 2005. The Company remains subject to potential examination in Germany for the years 2002 to 2007, Belgium for the years 2006 and 2007, the United Kingdom for the years 2006 and 2007, and Italy for the years 2003 to 2007. The Company paid settlements to the German government during 2007 for tax audits relating to tax years 1999 to 2001 and certain issues remain outstanding. The Company is fully indemnified by Pactiv on these liabilities and received reimbursement for the full amount paid.
     The Company accounts for interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2007 and 2006, the amount of interest and penalties recorded in income tax expense was insignificant. As of December 31, 2007, the total amount of accrued interest and penalties recorded in the Company’s balance sheet was $2,289, of which $2,275 is subject to indemnification under the Stock Purchase Agreement.
     It is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease within the next twelve months; however, the Company does not expect such increases or decreases to be significant.
15. OTHER OPERATING EXPENSE (INCOME)
     A summary of the items comprising other operating expense (income) is as follows:

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,
	2007	2006	2005	2005
Severance and restructuring expenses	$2,926	$313	$—	$(354)
Insurance settlement	(2,873)	—	—	—
(Gain) loss on sale of property, plant and equipment	(332)	105	34	996
Trademark impairment	403	—	—	—
Royalty expense	164	202	15	164
Rental income	(43)	(135)	(154)	(17)
Other, net	(55)	(251)	(17)	(329)

Other operating expense (income)	$190	$234	$(122)	$460

     In connection with the Company’s ongoing efforts to optimize its business and work processes, in the fourth quarter of 2007 the Company incurred costs of $2,926, representing mostly employee severance and related costs, pursuant to a plan to restructure the workforce within its flexible packaging operations. These amounts are expected to be substantially paid out in 2008.
     During the first quarter of 2007, a printing machine utilized by the Company’s flexible packaging business in Egypt was destroyed by a fire. The net book value of the equipment was negligible. The Company has purchased a replacement printer, which is expected to be commissioned by mid-2008. During 2007, the Company recorded a gain of $2,873 on the insurance settlement. As of December 31, 2007, the Company had collected insurance proceeds of $884, representing reimbursement of its initial payments towards the replacement cost of the new machine. The remaining insurance receivable totaling $1,989 is recorded in Other Receivables.

16. RETIREMENT BENEFITS
Defined Contribution Plans
     The Company sponsors three 401(k) defined contribution plans, one each for salaried employees, hourly union employees and hourly nonunion employees, in which its U.S. employees are eligible to participate. Under these plans, employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, the salaried and hourly nonunion plans include a non-elective component, permitting the Company to make discretionary employer contributions to all eligible employees of the plans. The Company’s contributions to these plans during the years ended December 31, 2007 and 2006 and the period from October 13, 2005 to December 31, 2005 totaled $2,431, $1,290 and $178, respectively.
     The Company also sponsors several small, defined contribution plans at certain of its operating units. The Company contribution is a defined percentage of eligible salary and in certain of the plans the employees also make contributions. The total expense for these plans was $358, $298, $60, and $307 for the years ended December 31, 2007 and 2006, the period from October 13, 2005 to December 31, 2005, and the period from January 1, 2005 to October 12, 2005, respectively.
Pension Benefits
     The Company has three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands. Plan benefits are generally based upon age at retirement, years of service and the level of compensation. In most cases, the employees also make contributions based on a percentage of eligible salary. The trustees of these plans, in consultation with their respective actuaries, recommend annual funding to be made to the plans at a level they believe to be appropriate for the plans to meet their long-term obligations. The Company also has three small, unfunded defined benefit pension plans covering certain current or former employees of its German businesses. The Company funds the obligations for these plans with insurance contracts.
     In connection with the Acquisition, the Company used an October 12, 2005 measurement date to determine the appropriate expense to be attributed to the Predecessor. The Company also applied purchase accounting in accordance with SFAS No. 141; therefore, its successor-basis pension liabilities were recorded at fair value. Subsequent to the Acquisition, the Company adopted a December 31 measurement date, which has been used to determine its 2007 and 2006 year-end obligations.
     In connection with the Acquisition, it was agreed that Pactiv would contribute an additional $14.2 million to two under-funded defined benefit pension plans sponsored by Pregis’ U.K. businesses. The Sponsors also agreed to contribute $20.1 million to the plans. Pactiv’s contribution was made prior to October 13, 2005 and the Predecessor’s plan assets at October 13, 2005 reflect this funding. The Sponsors’ contribution was a component of the purchase consideration and is reflected in the fair value of the Company’s plan assets acquired.

     The following tables detail the changes in the funded status of the defined benefit pension plans and set forth amounts recognized in the balance sheets:

	December 31,	December 31,
	2007	2006
Change in projected benefit obligations
Benefit obligations at beginning of period	$111,416	$98,770
Service cost of benefits earned	3,605	3,249
Interest cost on benefit obligations	5,559	4,879
Participant contributions	729	661
Actuarial gains	(21,263)	(6,276)
Benefit payments	(3,975)	(2,979)
Exchange rate loss	3,293	13,112

Benefit obligations at end of period	$99,364	$111,416

Changes in fair value of plan assets
Fair value of plan assets at beginning of period	$110,700	$95,144
Actual return on plan assets	4,231	1,894
Employer contributions	3,094	3,048
Participant contributions	729	661
Benefit payments	(3,975)	(2,979)
Exchange rate gain	2,595	12,932

Fair value of plan assets at end of period	$117,374	$110,700

Reconciliation of funded status
Funded status	$18,010	$(716)
Unrecognized actuarial gain	—	3,408

Net amount recognized	$18,010	$2,692

Amounts recognized on the balance sheet
Other noncurrent assets	$24,474	$9,144
Other current liabilities	(138)	—
Other noncurrent liabilities	(6,326)	(6,452)

Net amount recognized	$18,010	$2,692

Presented below are the components of net periodic benefit costs:

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,
	2007	2006	2005	2005
Service cost of benefits earned	$3,605	$3,249	$560	$2,468
Interest cost on benefit obligations	5,559	4,879	927	3,738
Expected return on plan assets	(6,697)	(5,592)	(1,222)	(3,510)
SFAS No. 88 expense	—	—	—	(181)
Amortization of prior service cost	—	—	—	69
Amortization of net loss	—	—	—	1,228

Net periodic benefit cost	$2,467	$2,536	$265	$3,812

     In the period January 1, 2005 to October 12, 2005, the Predecessor recognized a reduction of $480 in its projected benefit obligation resulting from a curtailment in accordance with SFAS No. 88. This occurred for the Netherlands pension plan as a result of a reduction in its workforce from restructuring activities. This curtailment did not have a material impact on net periodic benefit expense in 2005.
     As permitted under paragraph 26 of SFAS No. 87, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.
Adoption of SFAS No. 158
     Effective December 31, 2007, the Company adopted SFAS No. 158, which requires that the consolidated balance sheets reflect the funded status of the pension plans. The funded status of the plans is measured as the difference between the plan assets at fair value and the projected benefit obligation.
     At December 31, 2007, previously unrecognized differences between actual amounts and estimates based on actuarial assumptions are included in accumulated other comprehensive income in the Company’s consolidated balance sheets as required by SFAS No. 158. In future reporting periods, the difference between actual amounts and estimates based on actuarial assumptions will be recognized in other comprehensive income or loss in the period in which they occur.
     The following table shows the incremental effect of the adoption of SFAS No. 158 on the Company’s consolidated balance sheet at December 31, 2007:

	Before		After
	application of		application of
	SFAS 158	Adjustments	SFAS 158

Pension and related assets	$11,611	$14,048	$25,659

Total assets	$841,271	$14,048	$855,319

Other current liabilities	$22,299	$137	$22,436
Deferred income taxes	30,323	4,266	34,589
Pension and related liabilities	10,802	(1,413)	9,389

Total liabilities	698,672	2,990	701,662

Accumulated other comprehensive income	9,528	11,058	20,586

Total stockholder’s equity	142,599	11,058	153,657

Total liabilities and stockholder’s equity	$841,271	$14,048	$855,319

     No amounts are estimated to be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008.
     The accumulated benefit obligation for all defined benefit pension plans was $91,706 and $100,902 at December 31, 2007 and 2006, respectively. Plans with projected benefit obligations and accumulated benefit obligations in excess of the fair value of plan assets at year-end are as follows:

	December 31,	December 31,
	2007	2006
Projected benefit obligation	$18,574	$16,901
Accumulated benefit obligation	15,460	14,045
Fair value of plan assets	12,110	10,227

Plan Assumptions
     The weighted average rates used to determine the Company’s defined benefit obligations as of the end of the last two years were as follows:

	December 31,	December 31,
	2007	2006
Discount rate	5.61%	4.92%
Compensation increases	3.40%	3.57%
     The weighted average assumptions used to determine net periodic benefit costs were as follows:

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,
	2007	2006	2005	2005
Discount rate	4.91%	4.67%	4.88%	5.36%
Return on assets	5.74%	5.42%	6.26%	7.56%
Compensation increases	3.53%	3.56%	3.55%	4.32%
     In developing assumptions regarding the rate of return on pension plan assets, the Company receives independent input in each of the relevant countries in which the trust assets are invested on asset-allocation strategies and projections of long-term rates of return on various asset classes, risk-free rates of return and long-term inflation projections. The discount rate assumption for each country is based on an index of high-quality corporate bonds with maturities in excess of ten years. The Company uses a market-related method for calculating the value of its pension assets. This method recognizes the difference between actual and expected returns on plan assets over five years. The resulting unrecognized gains or losses, along with other actuarial gains and losses, are amortized using the “corridor approach” outlined in SFAS No. 87.
     The weighted average asset allocations by asset category for the Company’s pension plan assets were as follows as of the end of the last two years:

	December 31,	December 31,
	2007	2006
Equity securities	30.0%	31.3%
Fixed-income securities	68.0%	68.7%
Other	2.0%	—

	100.0%	100.0%

     The Company employs a total return investment approach whereby a mixture of equity and fixed-income investments are used to maximize the long-term return on plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and business financial condition. The investment portfolio contains a diversified blend of equity and fixed-income investments. Upon receiving the additional funding provided in connection with the Acquisition, the trustees of the U.K. pension plans elected to reallocate a significant portion of their respective plans’ assets to fixed-income securities.
     The Company expects to contribute $3,167 to its pension plans in 2008.

     Following are the estimated future benefit payments to be made in the years indicated:

Year	Amount
2008	$3,174
2009	3,409
2010	3,672
2011	3,825
2012	3,925
2013-2017	20,359
     Pension and related liabilities, as reflected in the balance sheets, also include the obligations for termination liabilities established at certain of the Company’s foreign subsidiaries. These amounts are payable to the employees when they separate from the companies. The liabilities are calculated in accordance with civil and labor laws based on each employee’s length of service, employment category and remuneration, and are calculated at the amount that the employee would be entitled to, if the employee terminated immediately. The liabilities related to these arrangements totaled $2,821 and $2,435 at December 31, 2007 and 2006, respectively.
      Predecessor
     Prior to the Acquisition, the Company’s U.S. employees participated in Pactiv-sponsored U.S. pension plans. All of these plans’ assets and liabilities are accounted for in Pactiv’s financial statements. The Predecessor’s combined financial statements for the period from January 1, 2005 to October 12, 2005 include pension expense of $1,881 allocated to it by Pactiv for the Predecessor’s participating employees. The expense allocated by Pactiv includes the service cost for the Predecessor’s active employees and a pro-rata portion of the interest expense, expected return on assets and amortization of gains and losses. The proration was based on the projected benefit obligation of the Predecessors’ employees to the total projected benefit obligation of the plans. Upon consummation of the Acquisition, the Company’s U.S. employees ceased to participate in Pactiv’s plans. These employees are still entitled to the benefits that had vested under Pactiv’s plans; however, any subsequent cost or liability of these plans will be borne by Pactiv. The Predecessor’s U.S. employees also participated in Pactiv-sponsored U.S. defined contribution plans. The total expense for the Company’s contribution to these plans was $1,370 for the period from January 1, 2005 to October 12, 2005.
     Certain salaried U.S. employees of the Company may also be eligible for postretirement health care and life insurance benefits under plans sponsored by Pactiv, if they retire in accordance with the various provisions of such plans. These postretirement plans are not funded and the liabilities are accounted for in Pactiv’s consolidated financial statements. The Predecessor’s combined financial statements for the period from January 1, 2005 to October 12, 2005 include postretirement-benefit expenses of $189 allocated to it by Pactiv for eligible employees. The Company does not offer any postretirement health care benefits.
17. STOCK-BASED COMPENSATION
     In October 2005, Pregis Holding I Corporation, the Company’s ultimate parent company, established the Pregis Holding I Corporation 2005 Stock Option Plan (the “Pregis Plan”) to provide for the grant of nonqualified and incentive stock options to key employees, consultants and directors of the Company. At December 31, 2007, the number of shares available for award under the Pregis Plan was 1,841.62, including 884.96 options that were initially granted to certain key employees and directors in December 2005 prior to adoption of SFAS No. 123R, at which time the Company applied the fair value disclosure provisions of SFAS No. 123 applicable to nonpublic companies (including public debt issuers).
     The majority of the options issued pursuant to the Pregis Plan are subject to a five year vesting schedule; however, certain options issued in 2007 vest over three years, conditioned upon achievement of specific performance objectives as defined in the agreements. Vesting may be accelerated at any time as determined by the committee administering the Pregis Plan. The options expire if not exercised within ten years of the date of grant. Additionally, vested options will generally terminate 45 days after termination of employment.
     The fair value of each option award granted after adoption of SFAS No. 123R has been estimated on the date of grant using the Black-Scholes option-valuation model, using the following assumptions:

	Year Ended December 31,
	2007	2006
Expected term (in years)	3.0 — 5.0	5.0
Volatility	30.0%	30.0%
Risk-free interest rate	3.4% — 4.6%	4.3% — 4.9%
Dividend yield	—	—
     The expected terms of the option grants were estimated, based on the vesting periods for the grants. Since the Company has minimal historical experience with respect to exercise behavior for its options, this was considered to be a reasonable estimate in relation to exercise behavior experienced by similar private-equity owned entities. The risk-free interest rate assumption is based on U.S. Treasury security yields for issues with a remaining term equal to the option’s expected life at the time of grant. The Company does not have publicly traded equity, so it does not have historical data regarding the volatility of its common stock. Therefore, the expected volatility used for 2007 and 2006 was based on volatility of similar entities, referred to as “guideline” companies. In determining similarity, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s stock is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future. Based on our minimal historical experience of pre-vesting cancellations, the Company has assumed an annual forfeiture rate of 5% for most of its options. These assumptions are evaluated, and revised as necessary, based on changes in market conditions and historical experience.
     The Company’s stock option activity for the years ended December 31, 2007 and 2006 under the Pregis Plan is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at January 1, 2006	884.96	$13,000.00
Granted	1,269.16	14,565.00
Exercised	—	—
Forfeited	(718.83)	15,764.00

Outstanding at December 31, 2006	1,435.29	$13,000.00
Granted *	665.58	17,968.00
Exercised	—	—
Forfeited	(392.12)	13,000.00

Outstanding at December 31, 2007 *	1,708.75	$14,935.00	8.81 years

Exercisable at December 31, 2007	319.93	$13,000.00	8.17 years

*	Amounts granted in 2007 and outstanding at December 31, 2007 do not include 40.07 of performance-based options for which fair value will be calculated when the 2008 and 2009 performance objectives are determined.

     A summary of the Company’s non-vested options issued subsequent to adoption of SFAS No. 123R is as follows for the years ended December 31, 2007 and 2006:

			Weighted
		Weighted	Average
	Number of	Average	Grant Date
Non-Vested Options	Options	Exercise Price	Fair Value
Non-vested at January 1, 2006	—	$—	$—
Granted	1,269.16	14,565.00	2,228.00
Forfeited	(662.22)	16,000.00	1,987.00

Non-vested at December 31, 2006	606.94	$13,000.00	$2,490.00
Granted	665.58	17,968.00	5,997.00
Vested	(98.38)	13,000.00	2,480.00
Forfeited	(117.65)	13,000.00	2,335.00

Non-vested at December 31, 2007	1,056.49	$16,130.00	$4,718.00

     As of December 31, 2007, there was $4,573 of unrecognized compensation cost related to non-vested options granted in 2006 and 2007 under the plans. This cost is expected to be amortized over a weighted-average service period of approximately 3.9 years. For the years ended December 31, 2007 and 2006, the Company recognized share-based compensation expense of $558 ($381, net of tax) and $97 ($65, net of tax), respectively.
     In December 2005, Pregis Holding I Corporation also adopted the Pregis Holding I Corporation Employee Stock Purchase Plan (the “Stock Purchase Plan”) to provide key employees of the Company the opportunity to purchase shares at an initial price of $10,000 per share, equal to the per share price paid by the Sponsors in the Acquisition. New executives joining the Company have also been given the opportunity to purchase shares at the then-current fair market value. The Company has recognized no compensation expense related to shares sold under this plan, since the price paid by management approximates fair value.
     At the time of the Acquisition, certain of Pregis’ employees also held options to purchase shares of Pactiv common stock granted under the Pactiv Stock Option Plan. In connection with the Acquisition, any unvested options held by Pregis employees participating in the Pactiv Stock Option Plan became fully vested, and the Pregis employees were given one year from the date of the Acquisition in which to exercise the options. All outstanding options held by Pregis employees under this plan fully vested and became exercisable at the time of the Acquisition, and relevant expenses were allocated to Pregis in the Predecessor periods. Therefore, there is no subsequent expense to be borne by Pregis related to this plan. Any options that were exercised by Pregis employees related to this plan were funded by Pactiv. If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation under this plan in the Predecessor periods, its net loss for the period from January 1, 2005 to October 12, 2005 would have been increased by $2,917.

18. SEGMENT AND GEOGRAPHIC INFORMATION
     The Company’s operations are currently classified into four principal reportable segments, which are determined on the basis of the types of products produced by each segment. Separate management of each segment is required because each business unit is subject to different pricing, production, and marketing strategies. The Company’s segments are as follows:
     Protective Packaging — This segment manufactures, markets, sells and distributes protective packaging products in North America and Europe. Its protective mailers, air-encapsulated bubble products, sheet foam, engineered foam, inflatable airbag systems, honeycomb products and other protective packaging products are manufactured and sold for use in cushioning, void-fill, surface-protection, containment and blocking & bracing applications.
     Flexible Packaging — This segment produces customized barrier films and converted products for niche segments of the food, medical, and non-food markets in Europe and Egypt.
     Hospital Supplies — This segment manufactures and supplies customizable operating drape products, procedure packs, protection products, and sterilization packaging for the healthcare industry in Europe.
     Rigid Packaging — This segment provides customized packaging products and solutions to the food and foodservice sectors in Europe.
     The Company’s North American protective packaging business, European protective packaging business, and Hexacomb product line each have its own management and sales staff. However, all of these businesses have product offerings that serve similar functions, undergo similar production processes, are marketed and distributed to like end users, and have comparable economic characteristics. Therefore, on the basis of these similarities, the Company has aggregated the North American and European protective packaging businesses and the Hexacomb product line to present one Protective Packaging reportable segment.
     The Company evaluates performance and allocates resources to its segments based on segment EBITDA, which is calcluated internally as gross margin (defined as net sales, less cost of sales excluding amortization and depreciation), less selling, general and administrative expenses. Management believes that segment EBITDA provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment EBITDA should not be considered in isolation or as a substitute for net income or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States. Additionally, the Company’s computation of segment EBITDA may not be comparable to other similarly titled measures computed by other companies. Prior to 2007, the Company had presented operating income as its segment measure of performance. The prior year presentation has been restated to conform to the 2007 presentation.
     Information regarding the Company’s reportable segments is as follows:

	Successor			Predecessor
			October 13 to	January 1 to
	Year ended December 31,		December 31,	October 12,
	2007	2006	2005	2005
Net Sales:
Protective Packaging	$637,068	$617,530	$129,689	$443,960
Flexible Packaging	175,444	154,648	30,324	115,688
Hospital Supplies	74,205	64,713	12,780	48,750
Rigid Packaging	98,215	93,886	19,582	75,019
Eliminations	(5,533)	(5,278)	(773)	(5,383)

Net sales	$979,399	$925,499	$191,602	$678,034

Segment EBITDA:
Protective Packaging	$80,445	$71,481	$10,392	$33,250
Flexible Packaging	27,002	20,011	2,693	9,857
Hospital Supplies	10,832	10,462	1,045	9,676
Rigid Packaging	7,714	5,958	1,305	1,930

Total segment EBITDA	125,993	107,912	15,435	54,713
Corporate expenses (1)	(24,199)	(22,141)	(3,599)	—
Depreciation and amortization	(55,799)	(53,179)	(10,947)	(25,195)
Goodwill impairment	—	—	—	(35,654)
Interest expense	(46,730)	(42,535)	(10,524)	(2,195)
Interest income	1,325	246	153	150
Foreign exchange gain, net	2,339	6,139	4,787	—
Gain on sale of securities	—	—	—	1,228

Income (loss) before income taxes	$2,929	$(3,558)	$(4,695)	$(6,953)

Depreciation and Amortization:
Protective Packaging	$32,792	$32,240	$6,722	$15,756
Flexible Packaging	11,324	10,196	2,115	4,542
Hospital Supplies	6,167	5,594	1,080	1,821
Rigid Packaging	5,516	5,149	1,030	3,076

Total depreciation and amortization	$55,799	$53,179	$10,947	$25,195

Capital Spending:
Protective Packaging	$18,887	$13,751	$3,287	$13,695
Flexible Packaging	7,751	7,425	297	5,175
Hospital Supplies	1,185	1,851	46	1,124
Rigid Packaging	6,803	5,036	280	1,912

Total capital spending	$34,626	$28,063	$3,910	$21,906

	As of December 31,
	2007	2006
Assets:
Protective Packaging	$415,108	$406,002
Flexible Packaging	138,539	118,317
Hospital Supplies	67,770	69,544
Rigid Packaging	55,668	50,500
Corporate assets (2)	178,234	152,669

Total assets	$855,319	$797,032

(1)	Corporate expenses include the costs of corporate support functions, such as information technology, finance, human resources, legal and executive management which have not been allocated to the segments. Additionally, corporate expenses may include other non-recurring or non-operational activity that the chief operating decision maker excludes in assessing business unit performance. These expenses, along with depreciation and amortization and other non-operating activity such as interest expense/income and foreign exchange gains/losses are not considered in the measure of the segments’ operating performance, but are shown herein as reconciling items to the Company’s consolidated income (loss) before income taxes.

(2)	Corporate assets include goodwill, deferred financing costs, and other assets attributed to the corporate support functions.
     The Company manufactures and distributes its products in numerous countries. The following table provides certain geographic-area information, as determined based on the country from which the sales originate and in which the assets are based:

	Net Sales
	Successor			Predecessor
			October 13 to	January 1 to	Total Long-Lived Assets (e)
	Year Ended December 31,		December 31,	October 12,	As of December 31,
	2007	2006	2005	2005	2007	2006
United States	$340,876	$356,337	$75,642	$255,602	$222,281	$229,625
Germany	237,208	208,841	40,848	154,081	135,338	126,846
United Kingdom	177,808	168,200	34,857	128,367	58,462	48,471
Western Europe (a)	70,701	60,752	12,386	41,891	32,889	20,192
Southern Europe (b)	60,996	59,129	13,688	49,897	28,169	22,738
Central Europe (c)	50,835	36,830	6,910	23,249	33,038	16,599
Accumulated Other (d)	40,975	35,410	7,271	24,947	15,412	11,862

Total	$979,399	$925,499	$191,602	$678,034	$525,589	$476,333

(a)	Includes Belgium and the Netherlands.

(b)	Includes Spain, Italy, and France.

(c)	Includes Poland, Hungary, the Czech Republic, Bulgaria, and Romania.

(d)	Includes Canada, Mexico, and Egypt.

(e)	Total long-lived assets are total assets, excluding intercompany notes and investments, less current assets.
19. OTHER COMPREHENSIVE INCOME
     The Company reports comprehensive income in its consolidated statement of equity and comprehensive income (loss). Total comprehensive income consists of net income and other non-owner changes in stockholder’s equity. It includes the Company’s currency translation gains and losses, unrealized gains and losses from its derivative instrument designated as a cash flow hedge, and in 2007, its pension adjustment resulting from the adoption of SFAS No. 158.
     The components of accumulated other comprehensive income, net of taxes, are as follows:

	December 31,	December 31,
	2007	2006
Foreign currency translation adjustment	$8,367	$6,047
Derivatives	1,161	921
Pension adjustment resulting from the adoption of SFAS No. 158	11,058	—

	$20,586	$6,968

20. COMMITMENTS AND CONTINGENCIES
Capital commitments
     At December 31, 2007, the Company had outstanding commitments totaling approximately $6.5 million for the purchase of equipment and machinery. Delivery and installation of such equipment should be substantially complete in 2008.
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
     On July 13, 2007, July 24, 2007 and August 28, 2007, the Kentucky Department for Environmental Protection (DEP) issued notices of violation against our Wurtland, Kentucky manufacturing facility. The DEP alleged that we discharged excessive levels of chemical emissions into public waters without valid permits. The Company filed timely responses to the notifications substantially denying the allegations. Following an administrative hearing with the DEP in December 2007, the Company settled the matter by agreeing to pay a civil penalty of $125 and to undertake certain remedial measures to prevent any improper releases into the environment.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2007:
Net sales	$239,017	$241,530	$245,163	$253,689
Cost of sales, excluding depreciation and amortization	177,819	180,829	188,654	192,933
Depreciation and amortization	12,676	13,818	14,242	15,063
Operating income	16,540	14,169	10,358	4,928
Income (loss) before income taxes	5,899	3,843	972	(7,785)
Net income (loss)	2,247	826	(563)	(7,289)

Year Ended December 31, 2006:
Net sales	$225,391	$230,329	$234,438	$235,341
Cost of sales, excluding depreciation and amortization	175,035	176,409	181,532	180,808
Depreciation and amortization	12,636	13,698	12,864	13,981
Operating income	7,631	9,532	9,223	6,206
Income (loss) before income taxes	(1,644)	2,366	(1,814)	(2,466)
Net income (loss)	(1,918)	1,776	(2,195)	(6,063)
22. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION
     In connection with the Acquisition, Pregis Holding II (presented as Parent in the following tables of the Successor), through its 100%-owned subsidiary, Pregis Corporation (presented as Issuer in the following Successor tables), issued senior secured notes and senior subordinated notes. The senior notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the senior subordinated notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by Pregis Holding II and substantially all existing and future 100%-owned domestic restricted subsidiaries of Pregis Corporation (collectively, the “Guarantors”). All other subsidiaries of Pregis Corporation, whether direct or indirect, do not guarantee the senior secured notes and senior subordinated notes (the “Non-Guarantors”). The Guarantors also unconditionally guarantee the Company’s borrowings under its senior secured credit facilities on a senior secured basis.
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
     The following Successor period condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Guarantors, (4) the Non-Guarantors, and (5) eliminations to arrive at the information for Pregis Holding II on a consolidated and combined basis. Separate financial statements and other disclosures concerning the Guarantors are not presented because management does not believe such information is material to investors. Therefore, each of the Guarantors is combined in the presentation below. The information that follows for the Predecessor periods presents the combining information of the businesses comprising the Guarantors and Non-Guarantors.

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$8,641	$—	$26,348	$—	$34,989
Accounts receivable
Trade, net of allowances	—	—	32,129	115,916	—	148,045
Affiliates	—	35,386	28,422	(455)	(63,353)	—
Other	—	—	200	18,332	—	18,532
Inventories, net	—	—	32,209	76,705	—	108,914
Deferred income taxes	—	134	2,219	638	—	2,991
Due from Pactiv	—	427	—	6,645	—	7,072
Prepayments and other current assets	—	2,582	2,129	4,476	—	9,187

Total current assets	—	47,170	97,308	248,605	(63,353)	329,730
Investment in subsidiaries and intercompany balances	153,657	599,266	—	—	(752,923)	—
Property, plant and equipment, net	—	—	84,458	192,940	—	277,398
Other assets
Goodwill	—	—	85,717	64,283	—	150,000
Intangible assets, net	—	—	18,659	29,251	—	47,910
Other	—	11,926	4,020	34,335	—	50,281

Total other assets	—	11,926	108,396	127,869	—	248,191

Total assets	$153,657	$658,362	$290,162	$569,414	$(816,276)	$855,319

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,873	$—	$247	$—	$2,120
Accounts payable	—	2,297	19,936	78,093	—	100,326
Accounts payable, affiliates	—	17,911	19,849	25,593	(63,353)	—
Accrued taxes	—	(124)	1,001	13,023	—	13,900
Accrued payroll and benefits	—	1,984	6,199	11,631	—	19,814
Accrued interest	—	6,772	—	3	—	6,775
Other	—	—	7,994	14,442	—	22,436

Total current liabilities	—	30,713	54,979	143,032	(63,353)	165,371
Long-term debt	—	474,912	—	692	—	475,604
Intercompany balances	—	—	149,793	301,575	(451,368)	—
Deferred income taxes	—	(3,170)	21,748	16,011	—	34,589
Other	—	2,250	5,878	17,970	—	26,098
Total stockholder’s equity	153,657	153,657	57,764	90,134	(301,555)	153,657

Total liabilities and
stockholder’s equity	$153,657	$658,362	$290,162	$569,414	$(816,276)	$855,319

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$7,949	$37,718	$—	$45,667
Accounts receivable
Trade, net of allowances	—	—	39,270	103,202	—	142,472
Affiliates	—	66,505	75,303	3,697	(145,505)	—
Other	—	—	256	2,279	—	2,535
Inventories, net	—	—	32,465	59,731	—	92,196
Deferred income taxes	—	219	2,802	930	—	3,951
Due from Pactiv	—	72	—	14,663	—	14,735
Prepayments and other current assets	—	2,378	1,868	3,975	—	8,221

Total current assets	—	69,174	159,913	226,195	(145,505)	309,777
Investment in subsidiaries and intercompany balances	144,260	561,986	—	—	(706,246)	—
Property, plant and equipment, net	—	—	92,209	178,437	—	270,646
Other assets
Goodwill	—	—	85,597	49,635	—	135,232
Intangible assets, net	—	—	21,050	26,089	—	47,139
Other	—	12,737	3,320	18,181	—	34,238

Total other assets	—	12,737	109,967	93,905	—	216,609

Total assets	$144,260	$643,897	$362,089	$498,537	$(851,751)	$797,032

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,778	$—	$76	$—	$1,854
Accounts payable	—	—	21,660	56,897	—	78,557
Accounts payable, affiliates	—	40,659	88,433	16,413	(145,505)	—
Accrued taxes	—	55	545	15,491	—	16,091
Accrued payroll and benefits	—	—	9,046	10,310	—	19,356
Accrued interest	—	6,310	—	(2)	—	6,308
Other	—	496	7,817	11,780	—	20,093

Total current liabilities	—	49,298	127,501	110,965	(145,505)	142,259
Long-term debt	—	453,276	—	187	—	453,463
Intercompany balances	—	—	185,944	272,713	(458,657)	—
Deferred income taxes	—	(4,229)	23,334	15,612	—	34,717
Other	—	1,292	4,321	16,720	—	22,333

Total stockholder’s equity	144,260	144,260	20,989	82,340	(247,589)	144,260

Total liabilities and
stockholder’s equity	$144,260	$643,897	$362,089	$498,537	$(851,751)	$797,032

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007
(Successor)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$348,230	$639,262	$(8,093)	$979,399
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	254,409	493,919	(8,093)	740,235
Selling, general and administrative	—	23,754	41,457	71,969	—	137,180
Depreciation and amortization	—	—	18,564	37,235	—	55,799
Other operating (income) expense	—	—	(96)	286	—	190

Total operating costs and expenses	—	23,754	314,334	603,409	(8,093)	933,404

Operating income (loss)	—	(23,754)	33,896	35,853	—	45,995
Interest expense	—	(4,334)	20,607	30,457	—	46,730
Interest income	—	(817)	—	(508)	—	(1,325)
Foreign exchange (gain) loss	—	(7,224)	(2)	4,887	—	(2,339)
Equity in income of subsidiaries	4,779	(8,014)	—	—	3,235	—

Income (loss) before income taxes	(4,779)	(3,365)	13,291	1,017	(3,235)	2,929
Income tax expense	—	1,414	11	6,283	—	7,708

Net income (loss)	$(4,779)	$(4,779)	$13,280	$(5,266)	$(3,235)	$(4,779)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006
(Successor)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$361,887	$570,240	$(6,628)	$925,499
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	274,150	446,028	(6,628)	713,550
Selling, general and administrative	—	2,153	61,429	62,362	—	125,944
Depreciation and amortization	—	—	19,561	33,618	—	53,179
Other operating expense (income), net	—	—	(303)	537	—	234

Total operating costs and expenses	—	2,153	354,837	542,545	(6,628)	892,907

Operating income (loss)	—	(2,153)	7,050	27,695	—	32,592
Interest expense	—	(5,188)	22,823	24,900	—	42,535
Interest income	—	(5)	—	(241)	—	(246)
Foreign exchange (gain) loss	—	(5,706)	154	(587)	—	(6,139)
Equity in loss of subsidiaries	8,400	19,055	—	—	(27,455)	—

Income (loss) before income taxes	(8,400)	(10,309)	(15,927)	3,623	27,455	(3,558)
Income tax expense (benefit)	—	(1,909)	661	6,090	—	4,842

Net loss	$(8,400)	$(8,400)	$(16,588)	$(2,467)	$27,455	$(8,400)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Period October 13, 2005 to December 31, 2005
(Successor)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$76,601	$116,353	$(1,352)	$191,602
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	61,899	95,169	(1,352)	155,716
Selling, general and administrative	—	470	11,584	12,118	—	24,172
Depreciation and amortization	—	—	4,206	6,741	—	10,947
Other operating expense (income), net	—	—	16	(138)	—	(122)

Total operating costs and expenses	—	470	77,705	113,890	(1,352)	190,713

Operating income (loss)	—	(470)	(1,104)	2,463	—	889
Interest expense	—	2,397	5,015	3,112	—	10,524
Interest income	—	(76)	—	(77)	—	(153)
Foreign exchange gain	—	(4,787)	—	—	—	(4,787)
Equity in loss of subsidiaries	3,409	4,685	—	—	(8,094)	—

Income (loss) before income taxes	(3,409)	(2,689)	(6,119)	(572)	8,094	(4,695)
Income tax expense (benefit)	—	720	(2,281)	275	—	(1,286)

Net income (loss)	$(3,409)	$(3,409)	$(3,838)	$(847)	$8,094	$(3,409)

Pregis Holding II Corporation
Condensed Combining Statement of Operations
For the Period January 1, 2005 to October 12, 2005
(Predecessor)

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined

Net sales	$258,389	$423,954	$(4,309)	$678,034
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	205,341	334,377	(4,309)	535,409
Selling, general and administrative	35,564	52,409	—	87,973
Depreciation and amortization	9,414	15,781	—	25,195
Goodwill impairment	35,446	208	—	35,654
Other operating expense (income), net	(954)	1,414	—	460

Total operating costs and expenses	284,811	404,189	(4,309)	684,691

Operating income (loss)	(26,422)	19,765	—	(6,657)
Interest expense	(450)	2,645	—	2,195
Interest income	—	(150)	—	(150)
Foreign exchange gain	—	(521)	—	(521)
Gain on sale of securities	—	(1,228)	—	(1,228)

Income (loss) before income taxes	(25,972)	19,019	—	(6,953)
Income tax expense (benefit)	(6,978)	8,334	—	1,356

Net income (loss)	$(18,994)	$10,685	$—	$(8,309)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007
(Successor)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(4,779)	$(4,779)	$13,280	$(5,266)	$(3,235)	$(4,779)
Non-cash adjustments	4,779	(11,483)	17,562	37,186	3,235	51,279
Changes in operating assets and liabilities, net of effects of acquisitions	—	14,115	(16,488)	7,048	—	4,675

Cash provided by operating activities	—	(2,147)	14,354	38,968	—	51,175

Investing activities
Capital expenditures	—	—	(10,161)	(24,465)	—	(34,626)
Proceeds from sale of assets	—	—	513	262	—	775
Business acquisitions, net of cash acquired	—	—	—	(28,785)	—	(28,785)
Insurance proceeds				884		884
Other, net	—	—	—	(226)	—	(226)

Cash used in investing activities	—	—	(9,648)	(52,330)	—	(61,978)

Financing activities
Intercompany activity	—	13,069	(12,655)	(414)	—	—
Deferred financing costs	—	(1,237)	—	—	—	(1,237)
Repayment of long-term debt	—	(1,828)	—	—	—	(1,828)
Other, net	—	—	—	218	—	218

Cash used in (provided by) financing activities	—	10,004	(12,655)	(196)	—	(2,847)
Effect of exchange rate changes on cash and cash equivalents	—	784	—	2,188	—	2,972

Increase (decrease) in cash and cash equivalents	—	8,641	(7,949)	(11,370)	—	(10,678)
Cash and cash equivalents, beginning of period	—	—	7,949	37,718	—	45,667

Cash and cash equivalents, end of period	$—	$8,641	$—	$26,348	$—	$34,989

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006
(Successor)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(8,400)	$(8,400)	$(16,588)	$(2,467)	$27,455	$(8,400)
Non-cash adjustments	8,400	13,300	18,544	35,512	(27,455)	48,301
Changes in operating assets and liabilities, net of effects of acquisitions	—	(17,822)	2,661	(2,099)	—	(17,260)

Cash (used in) provided by operating activities	—	(12,922)	4,617	30,946	—	22,641

Investing activities
Capital expenditures	—	—	(8,809)	(19,254)	—	(28,063)
Proceeds from sale of assets	—	—	27	696	—	723
Purchase price adjustments on acquisition of Pregis businesses	—	(1,751)	1,300	—	—	(451)
Acquisition of business, net of cash acquired	—	—	—	(4,886)	—	(4,886)
Other, net	—	—	—	(289)	—	(289)

Cash used in investing activities	—	(1,751)	(7,482)	(23,733)	—	(32,966)

Financing activities
Repayment of long-term debt	—	(1,737)	—	5	—	(1,732)
Other, net	—	—	—	—	—	—

Cash used in financing activities	—	(1,737)	—	5	—	(1,732)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,583	—	3,583

Increase (decrease) in cash and cash equivalents	—	(16,410)	(2,865)	10,801	—	(8,474)
Cash and cash equivalents, beginning of period	—	16,410	10,814	26,917	—	54,141

Cash and cash equivalents, end of period	$—	$—	$7,949	$37,718	$—	$45,667

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Period October 13, 2005 to December 31, 2005
(Successor)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$(3,409)	$(3,409)	$(3,838)	$(847)	$8,094	$(3,409)
Non-cash adjustments	3,409	7,413	3,318	6,219	(8,094)	12,265
Changes in operating assets and liabilities, net of effects of acquisitions	—	2,891	13,499	13,860	—	30,250

Cash provided by operating activities	—	6,895	12,979	19,232	—	39,106

Investing activities
Capital expenditures	—	—	(1,466)	(2,444)	—	(3,910)
Acquisition of Pregis businesses	(149,004)	(559,300)	—	—	149,004	(559,300)
Proceeds from sale of assets	—	—	—	—	—	—
Other investing activities	—	—	—	184	—	184

Cash used in investing activities	(149,004)	(559,300)	(1,466)	(2,260)	149,004	(563,026)

Financing activities
Issuance of new common stock	149,004	149,004	—	—	(149,004)	149,004
Proceeds from issuance of long-term debt	—	437,227	—	—	—	437,227
Repayment of long-term debt	—	(421)	—	(53)	—	(474)
Deferred financing costs	—	(16,995)	(699)	—	—	(17,694)

Cash used in financing activities	149,004	568,815	(699)	(53)	(149,004)	568,063
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(167)	—	(167)

Increase in cash and cash equivalents	—	16,410	10,814	16,752	—	43,976
Cash and cash equivalents, beginning of period	—	—	—	10,165	—	10,165

Cash and cash equivalents, end of period	$—	$16,410	$10,814	$26,917	$—	$54,141

Pregis Holding II Corporation
Condensed Combining Statement of Cash Flows
For the Period January 1, 2005 to October 12, 2005
(Predecessor)

	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries	Eliminations	Combined
Operating activities
Net income	$(18,994)	$10,685	$—	$(8,309)
Non-cash adjustments	34,732	16,186	—	50,918
Changes in operating assets and liabilities, net of effects of acquisitions	(6,941)	52,301	—	45,360

Cash provided by operating activities	8,797	79,172	—	87,969

Investing activities
Capital expenditures	(8,797)	(13,109)	—	(21,906)
Proceeds from sale of assets	—	804	—	804
Other investing activities	—	(178)	—	(178)

Cash used in investing activities	(8,797)	(12,483)	—	(21,280)

Financing activities
Capital contributions	—	20,454	—	20,454
Proceeds from issuance of long-term debt		149	—	149
Repayment of long-term debt	—	(454)	—	(454)
Net decrease in long-term debt, affiliate	—	(98,027)	—	(98,027)

Cash used in financing activities	—	(77,878)	—	(77,878)
Effect of exchange rate changes on cash and cash equivalents	—	(1,241)	—	(1,241)

Decrease in cash and cash equivalents	—	(12,430)	—	(12,430)
Cash and cash equivalents, beginning of period	—	22,595	—	22,595

Cash and cash equivalents, end of period	$—	$10,165	$—	$10,165

Schedule II — Valuation and Qualifying Accounts
(dollars in thousands)

				Changes in
	Balance at	Additions		foreign
	beginning of	charged to		currency	Balance at end
Description	period	income	Deductions	exchange rates (1)	of period

Allowance for doubtful accounts
Year ended December 31, 2007	$4,055	$973	$(111)	$396	$5,313
Year ended December 31, 2006	5,519	500	(2,410)	446	4,055
Period from October 13, 2005 to December 31, 2005 (Successor)	5,467	433	(381)	—	5,519
Period from January 1, 2005 to October 12, 2005 (Predecessor)	5,337	609	(479)	—	5,467

Deferred tax asset valuation reserve
Year ended December 31, 2007	$18,055	$4,706	$(6,314)	$621	$17,068
Year ended December 31, 2006	17,690	2,999	(4,622)	1,988	18,055
Period from October 13, 2005 to December 31, 2005 (Successor)	18,452 (2)	—	(762)	—	17,690
Period from January 1, 2005 to October 12, 2005 (Predecessor)	10,638	—	143	—	10,781

(1)	The impact of changes in foreign currency exchange rates was not presented separately in periods prior to 2006, since such amounts were not significant.

(2)	Balance at October 13, 2005 was revalued through purchase accounting, in accordance with the requirements of SFAS No. 141.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company maintains disclosure controls and procedures, as defined in Rule 13a–15 under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s employees accumulate this information and communicate it to the Company’s management, including its Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (its principal financial officer), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of December 31, 2007 the Company’s disclosure controls and procedures were effective.
     In addition, during the fourth quarter of fiscal year 2007, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
     The Company’s Registration Statement on Form S-4 was declared effective by the SEC on May 11, 2007. Therefore, this is the Company’s first Annual Report on Form 10-K that is required to be filed with the SEC. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table provides information about the directors of Pregis Holding II and the executive officers of Pregis Holding II and Pregis Corporation.

Name	Age	Position with our Company
Michael T. McDonnell	50	President, Chief Executive Officer and Director
D. Keith LaVanway	43	Vice President and Chief Financial Officer
Kevin J. Baudhuin	45	President, Protective Packaging North America
Fernando De Miguel	50	President, Protective Packaging Europe
C. William McBee	65	President, Hexacomb
Hartmut Scherf	57	President, Flexible Packaging
Dieter Eberle	59	President, Hospital Supplies
Gary Rehwinkel	46	President, Rigid Packaging
John L. Garcia	51	Chairman of the Board
Glenn Fischer	57	Director
Brian R. Hoesterey	40	Director
James W. Leng	62	Director
James D. Morris	54	Director
John P. O’Leary, Jr.	61	Director
Thomas J. Pryma	34	Director
James E. Rogers	62	Director
     Michael T. McDonnell became our President and Chief Executive Officer and a director of our company and our parent companies on October 6, 2006. Prior to that, Mr. McDonnell served as Group Vice President of the Environment Technologies Group of Engelhard Corporation, a surface and materials science company that was acquired by BASF Aktiengesellschaft in June 2006. Mr. McDonnell joined Engelhard in 2002 as Vice President, Enterprise Technologies. Previously, from 1998 to 2002, Mr. McDonnell was with Cytec Industries, a specialty chemicals and materials company, as Vice President, Coating and Performance Chemicals and Vice President, Specialty Resins.
     D. Keith LaVanway became our Vice President and Chief Financial Officer on September 19, 2007. Prior to joining Pregis, Mr. LaVanway held the position of Chief Financial Officer at Associated Materials Incorporated (“AMI”), an Ohio-based building materials company, since 2001. Prior to AMI, Mr. LaVanway served as Vice President, Finance at various operating divisions of Nortek, Inc. and also held financial management roles at Abbott Laboratories and Ernst & Young.
     Kevin J. Baudhuin became Pregis’s President, Protective Packaging North America, effective December 10, 2007. Prior to joining Pregis, Mr. Baudhuin worked with The BOC Group plc for over 20 years, most recently serving as President, Industrial & Special Projects, North America and previous to that as Global Market Director, Special Products and in other positions of general management, sales and marketing.
     Fernando De Miguel became Pregis’s President, Protective Packaging Europe, effective June 1, 2007. Mr. De Miguel joined Pregis from Alstom , where he served as Senior Vice President, North Europe since April 2006. Prior to Alstom, Mr. De Miguel worked with Johnson Controls Automotive Systems Group for over 11 years in numerous senior management positions, most recently serving as Group Vice President Electronics, Europe and International.
     C. William McBee became Pregis’s President, Hexacomb in October 2005 upon consummation of the Acquisition. Mr. McBee served as General Manager of the Hexacomb business upon joining Pactiv in 2003 until October 2005. Prior to joining Pactiv, Mr. McBee was President and Chief Operating Officer of Liqui-Box Corporation from 1997 to 2001. During that time he also served as Director and Corporate Secretary. From 1994 to 1997, he was Vice President of Manufacturing and Administration. From 1988 to 1994, Mr. McBee was a General

Manager at Smurfit-Stone Corporation. He also held various management positions at Boise Cascade Corporation from 1986 to 1988 and at Smurfit-Stone Corporation from 1972 to 1986.
     Hartmut Scherf became Pregis’s President, Flexible Packaging in October 2005 upon consummation of the Acquisition. Mr. Scherf served as Managing Director of Flexible Packaging at Pactiv from 2004 until October 2005. Before joining Pactiv, Mr. Scherf spent 27 years with the flexible packaging firm, Bischof & Klein, where Mr. Scherf held a variety of senior positions, eventually being appointed to the position of Managing Director.
     Dieter Eberle became Pregis’s President, Hospital Supplies in October 2005 upon consummation of the Acquisition. Mr. Eberle joined KNPBT / Sengewald Klinikprodukte in 1994 as Technical Director and served as Managing Director from 1995 until October 2005. Before joining KNPBT, Mr. Eberle held several senior positions such as Plant Manager, Production Manager and Technical Director in German and Swiss engineering companies from 1971 to 1993.
     Gary Rehwinkel became Pregis’s President, Rigid Packaging UK & Europe, on January 1, 2008. Prior to joining Pregis in mid-2007, Mr. Rehwinkel worked in the plastic packaging industry for over 15 years, most recently serving as Director of Operations for Pactiv. Before joining Pactiv, Mr. Rehwinkel held a variety of management positions with Mobil Corporation.
     John L. Garcia became the Chairman of the board of directors of Pregis Holding II on May 18, 2005. Mr. Garcia has been President of AEA Investors LLC and its predecessor since 2002 and was a Managing Director of AEA Investors Inc. from 1999 through 2002. From 1994 to 1999, Mr. Garcia was a Managing Director with Credit Suisse First Boston LLC, formerly known as Credit Suisse First Boston Corporation, where he served as Global Head of the Chemicals Investment Banking Group and Head of the European Acquisition and Leveraged Finance and Financial Sponsor Groups. Before joining Credit Suisse First Boston, Mr. Garcia worked at Wertheim Schroder in New York as an investment banker and at ARCO Chemicals in research, strategic planning and commercial development. Mr. Garcia is currently a director of AEA Investors LLC and Convenience Food Systems B.V. and is on the supervisory board of Symrise GmbH.
     Glenn Fischer became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition and served as our Interim Chief Executive Officer from January 1, 2006 to February 5, 2006. Mr. Fischer is an operating partner with AEA Investors LLC, which he joined in 2005. From 2000 to 2005 he was President and Chief Operating Officer of Airgas, Inc., the largest U.S. distributor of industrial, medical and specialty gases, welding, safety and related products. Mr. Fischer joined Airgas after spending 19 years with The BOC Group in a wide range of positions leading to his appointment in 1997 as President of BOC Gases, North America. In addition to his responsibility for all North American operations, Mr. Fischer served on The BOC Group Executive Management Board. Prior to joining BOC in 1981, Mr. Fischer served at W.R. Grace in a variety of finance, planning and management roles. He is currently a director of Henry Corporation.
     Brian R. Hoesterey became a director of Pregis Holding II on May 18, 2005. Mr. Hoesterey is a partner with AEA Investors LLC, which he joined in 1999. Prior to joining AEA Investors, he was with BT Capital Partners, the private equity investment vehicle of Bankers Trust. Mr. Hoesterey has also previously worked for McKinsey & Co. and the investment banking division of Morgan Stanley. He is currently a director of Henry Corporation, CPG International Inc., Unifrax Corporation, and Houghton International.
     James W. Leng became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition. Mr. Leng currently serves as Deputy Chairman of Tata Steel Limited of India and Chairman of Corus Group plc, an international steel company which provides products and services to customers worldwide. He has been a non-executive director of Corus since 2001. Mr. Leng also serves as Chairman of Docasters plc and is a non-executive director of Alstom B.V., where he chairs the Nominations and Remuneration Committee, and Convenience Food Systems B.V. He is also a Governor of the National Institute of Economic and Social Research. From 1998 to 2006, Mr. Leng was a non-executive director of Pilkington plc and Chairman of their Remuneration Committee, and from 2004 to 2007, he was a non-executive director of Hanson plc, where he was the Senior Independent Director. Mr. Leng served as Chief Executive of Laporte plc, the international specialty chemicals company, from 1995 until June 2001 when the acquisition of the company by Degussa AG was completed. Prior to joining Laporte, Mr. Leng was Chief Executive of Low & Bonar plc, the international packaging and specialist materials group. He joined Low & Bonar in 1984 as Managing Director of one of its principal UK subsidiaries, was appointed to the main Board in 1989 and served as Low & Bonar’s Chief Executive from 1992 to 1995.
     James D. Morris became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition and served as our Chief Executive Officer from October 12, 2005 to December 31, 2005. Mr. Morris served as Senior Vice President and General Manager, Protective and Flexible Packaging for Pactiv from January 2000 until becoming our Chief Executive Officer. Prior to 2000, and since he joined Pactiv in 1995, Mr. Morris was Vice President, Manufacturing and Engineering of Pactiv’s Consumer and North American Foodservice divisions. In 1993, he became Vice President of Operations for Plastics Packaging at Mobil Corporation and served in that role until that business was acquired by Tenneco in 1995. He began his career as an engineer at Mobil Corporation in 1975.
     John P. O’Leary, Jr. became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition. Mr. O’Leary served as Senior Vice President, SCA North America, a packaging supplier, from 2002 through 2004. From 2001 through 2004, he was President and Chief Executive Officer of Tuscarora Incorporated, a wholly-owned subsidiary of SCA Packaging International B.V. and a division of SCA North America. Tuscarora is a producer and manufacturer of custom design protective packaging. Prior to SCA’s acquisition of Tuscarora, Mr. O’Leary was Tuscarora’s CEO, President, from 1989 to 2001, and its Chairman of the Board from 1992 through 2001. Mr. O’Leary currently serves on the Board of Directors of Matthews International Corp.
     Thomas J. Pryma became a director of Pregis Holding II on May 18, 2005. Mr. Pryma is a partner with AEA Investors LLC, which he joined in 1999. Prior to joining AEA, Mr. Pryma worked in the Financial Sponsors and Corporate Banking Groups in the investment banking division of Merrill Lynch. He is currently a director of Unifrax Corporation and Houghton International.
     James E. Rogers became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition. Since 1993, Mr. Rogers has served as president of SCI Investors Inc., a private equity investment firm. From 1993 to 1996, Mr. Rogers served as Chairman of Custom Papers Group, Inc., a paper manufacturing company. From 1991 to 1993, he was President and Chief Executive Officer of Specialty Coatings International, Inc., a manufacturer of specialty paper and film products. Prior to 1991, Mr. Rogers was Senior Vice President, Group Executive of James River Corporation, a paper and packaging manufacturer. Mr. Rogers also serves as a director of Wellman, Inc., Caraustar Industries, Inc., Owens & Minor, Inc., and New Market Corporation.
     On August 27, 2007, we announced that D. Keith LaVanway was appointed as our new Vice President and Chief Financial Officer, effective September 19, 2007. Mr. LaVanway replaced Timothy J. Cunningham, who served as our Chief Financial Officer from May 1, 2006 to September 18, 2007.
     On March 15, 2007, we announced that Fernando De Miguel was appointed as our new President, Protective Packaging Europe, effective June 1, 2007. On March 8, 2007, we announced that Peter Lewis, our former President, Protective Packaging Europe and Rigid Packaging, would be leaving the Company as of April 30, 2007. Mr. Lewis provided certain consulting services on a limited basis through December 31, 2007.
     On December 12, 2007, we announced that Kevin J. Baudhuin was appointed as our new President, Protective Packaging North America, effective December 11, 2007. Mr. Baudhuin replaced Andy Brewer, who left Pregis effective November 19, 2007.
Audit Committee
     The board of directors of Pregis Holding II has formed an audit committee. The members of the audit committee are Thomas J. Pryma, Brian R. Hoesterey, and Glenn Fischer. The board of directors has determined that Messrs. Pryma and Hoesterey are audit committee financial experts, based on their education and professional experience. Neither Mr. Pryma nor Mr. Hoesterey is an independent director as such term is defined by the rules of the New York Stock Exchange and The Nasdaq Stock Market.
Code of Ethics
     Pregis Corporation has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the code of ethics has been posted on our website at www.pregis.com. In the event that we amend or waive provisions of this code of ethics with respect to such officers, we intend to also disclose the same on our website.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
Compensation Discussion and Analysis
     General Philosophy. Our primary objectives with respect to executive compensation are to attract and retain the best possible executive talent, to tie annual and long-term cash compensation and stock option awards to achievement of measurable corporate, business unit and individual performance objectives, and to align executives’ incentives with shareholder value creation. To achieve these objectives, we expect to implement and maintain compensation plans that tie a substantial portion of executives’ overall compensation to our financial performance and the value of our common stock. Overall, the total compensation opportunity is intended to create an executive compensation program that is set at competitive levels to comparable employers. Hiring and compensation decisions for our executives were approved by the compensation committee of Pregis Holding II. The compensation committee also considered compensation programs at AEA’s other portfolio companies.
     Our senior management compensation programs consist of three primary components:
     1. Annual cash compensation. The annual cash compensation component is comprised of base salary and cash bonuses and is intended to motivate annual performance.
     Base salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Base salaries are reviewed annually, and may be adjusted from time to time to realign salaries with market levels after taking into account inflation and individual responsibilities, performance and experience.
     In 2007 our senior executives were awarded performance-based stock options in lieu of salary increases for the years 2007 through 2009. By transitioning from fixed salary increases to variable rewards, our executives are incentivized to continue to drive company performance, with upside earnings potential if their performance targets are achieved.
     As we developed compensation programs for new executives hired in 2007, we gave consideration to the competitive marketplace and the compensation for these executives relative to that of their individual compensation histories and other members of our senior management.
     Annual cash bonus. Depending on our performance, a significant portion of cash compensation can be in the form of an annual cash incentive bonus based on the achievement of objective performance metrics established soon after the beginning of the year. For 2007, the performance goals for all of our senior executives, including the chief executive officer and chief financial officer, were achievement of target levels of EBITDA and of working capital as a percentage of sales. EBITDA under the annual cash incentive bonus plan is calculated as gross margin (defined as net sales, less cost of sales, excluding depreciation and amortization) less selling, general and administrative expenses. Extraordinary and non-recurring items may be added back or deducted at the discretion of the compensation committee. Working capital as used in the target performance metric is defined as trade receivables, plus inventories, less trade payables. The working capital metric uses a thirteen-month average working capital, divided by net sales for the respective fiscal year.
     Under the annual cash incentive bonus plan, the compensation committee approves a target award level and performance objectives for each executive officer. The target award level for each executive officer is generally stated as a percentage of base annual salary. The following table outlines the 2007 target bonus opportunity for our named executive officers, other than Mr. Lewis who separated from the company on April 30, 2007 and was not provided an annual incentive bonus:

		Target Bonus	2007 Cash
Name	2007 Salary	Award	Incentive Target

Michael T. McDonnell	$500,000	100%	$500,000
D. Keith LaVanway	105,000	60%	63,000	(1)
Timothy J. Cunningham	350,000	50%	175,000
Hartmut Scherf	306,503	44.5%	137,000	(2)
C. William McBee	275,000	40%	110,000
Fernando De Miguel	199,791	40%	79,916	(3)
Andy J. Brewer	264,500	40%	105,800	(3)

(1)	The 2007 award for Mr. LaVanway was $150,000, representing the minimum incentive bonus for 2007, per the terms of his employment agreement.

(2)	Mr. Scherf’s annual cash bonus target is 100,000 euro (reflected herein based on an average 2007 exchange rate of euros to U.S. dollars of 1:1.37).

(3)	The awards for Messrs. De Miguel and Brewer were prorated for their respective periods of service in 2007.

     Each annual performance goal is assigned a percentage of the target award, so that attainment of the target amount of all performance objectives would entitle the executive to receive an award equal to his target level. For the chief executive officer and chief financial officer, these performance objectives were weighted 80% on the EBITDA performance of our company as a whole, and 20% based on the company’s working capital as a percentage of consolidated net sales. For our senior divisional managers, these targets were weighted 60% based on the EBITDA performance of their division, 15% based on their division’s working capital as a percentage of net sales, 20% based on the EBITDA performance of the company as a whole, and 5% based on the company’s working capital as a percentage of consolidated net sales.
     Our executives’ target cash incentive bonus awards for 2007 were based on achievement of the following 2007 financial targets:

	Company Performance		Division Performance
		Target working		Target working
		capital as a		capital as a
	Target	percentage of	Division	percentage of
Name	EBITDA	net sales	EBITDA	net sales

Michael T. McDonnell	$103,819	14.9%
D. Keith LaVanway	103,819	14.9%
Timothy J. Cunningham	103,819	14.9%
Hartmut Scherf	103,819	14.9%	$23,628	17.2%
C. William McBee	103,819	14.9%	16,425	9.9%
Fernando De Miguel	103,819	14.9%	28,960	13.0%
Andy J. Brewer	103,819	14.9%	35,000	14.9%
     The target levels of performance are intended to be achievable. Our executives and divisional managers work closely with the compensation committee and board of directors to determine performance targets. In order to enhance our annual performance, the annual bonus opportunity increases as the performance targets are exceeded. For example, if actual performance is less than 85% of budget, no bonus is payable. If actual performance equals budget, 100% of the target bonus is payable, and if actual performance exceeds budget, the bonus is increased by two percent for every one percent increase in performance over budget. Within each target threshold, the bonus amount is interpolated based on the actual target level achieved. For the year ended December 31, 2007, each of the executives was very close to achieving his target bonus award; however, only Messrs. Scherf and Brewer exceeded their target bonus awards, due to the strong financial performance of their respective divisions.
     2. Pregis stock option plan. Participation in our 2005 Stock Option Plan has been offered to executives to align their interests with the long-term growth objectives of our shareholders. Under the standard option agreement, participants vest in their option awards equally over a five-year period, so the maximum value from the options cannot be achieved until five years of service has been provided, other than in the event of a change in control of our company as described below. The exercise price of options has typically been set at or above the fair market value of the underlying shares as of the date of grant. Accordingly, management is rewarded only after appreciation in the value of our common stock.
     As mentioned previously, in 2007 our senior executives were awarded performance-based options in lieu of salary increases. Per the terms of the performance-based option agreements, the executives will vest in the option grants in three equal installments at the beginning of 2008, 2009 and 2010, if defined performance objectives are met for each or any of the years 2007, 2008, and 2009, respectively. The performance objective set forth in the performance-based option grant awards corresponds to the respective year’s EBITDA target as established for each executive’s annual cash incentive bonus. For the chief executive officer and chief financial officer, the performance objective is the EBITDA performance target established for the company as a whole. For divisional managers, the performance objective is the EBITDA performance target established for their respective divisions. For the year ended December 31, 2007, only Mr. Scherf met his 2007 EBITDA performance objective.
     3. Pregis share purchase plan. Similar to the Stock Option Plan, the Employee Stock Purchase Plan is intended to serve as a long-term incentive to drive growth. Shares of our common stock were offered for purchase for a limited period of time subsequent to the Acquisition to a broad group of our employees in an effort to encourage employee performance, and therefore our performance, through share ownership. The shares were offered for purchase at $10,000 per share, the fair market value per share paid at the time of the Acquisition, so that employee participants would be given the opportunity to participate on equal terms with non-employee shareholders in the growth of our company. We continue to offer new executives joining the company the opportunity to purchase shares at the then-current fair market value. See “Benefit Plans—Employee Stock Purchase Plan” for the terms of this plan.
     Our senior executives are parties to employment agreements. These agreements were individually negotiated and will continue in their current forms until such time as the compensation committee determines in its discretion that revisions are advisable. In addition, consistent with our pay-for-performance compensation philosophy, we intend to continue to maintain modest executive benefits and perquisites for officers; however, the compensation committee in its discretion may revise, amend or add to an officer’s executive benefits and perquisites if it deems it advisable. We believe these benefits and perquisites are currently competitive with levels established by comparable companies. We have no current plans to make changes to either the employment agreements or levels of benefits and perquisites provided. See “Employment Agreements” for terms of the employment agreements.
     We provide standard employee health and reimbursement benefits to our senior management which we believe is industry competitive and necessary to attract and retain key individuals. Our domestic executive officers participate in a company-sponsored 401(k) plan. Effective January 1, 2007, the company-sponsored 401(k) plan matches 100% of employee contributions up to the first 1% of eligible compensation and 50% of employee contributions up to the next 5% of eligible compensation. Additionally, the company may make a discretionary profit sharing contribution of up to 4% of the executive officer’s eligible compensation, depending on our performance. Our foreign division executives participate in private pension plans to which our company makes an annual contribution, as was individually negotiated with the respective executives.

SUMMARY COMPENSATION TABLE
     The table below summarizes compensation information for all individuals who served as our chief executive officer or our chief financial officer during 2007, our next three most highly compensated executive officers serving as of December 31, 2007, and any executive officer that would have been included as one of the three most highly compensated except for the fact that he was not serving as an executive officer as of December 31, 2007.

						Non-Equity	Change in
						Incentive Plan	Pension	All Other
Name and Principal Position	Year	Salary	Bonus		Option Awards (1)	Compensation (2)	Value (19)	Compensation		Total
Michael T. McDonnell	2007	$500,000	—		$191,114	$491,640	—	$4,782	(5)	$1,187,536
President and Chief Executive Officer	2006	$116,667	$450,000	(3)	$44,880	—	—	$162,125	(6)	$773,672
D. Keith LaVanway	2007	$105,000	$250,000	(4)	$77,832	—	—	$69,180	(7)	$502,012
Vice President and Chief Financial Officer, September 19, 2007 to present
Timothy J. Cunningham	2007	$350,000	—		$13,905	—		$7,144	(8)	$371,049
Vice President and Chief Financial Officer,	2006	$233,333	—		$28,038	$266,328	—	—		$527,699
May 1, 2006 to September 18, 2007
Hartmut Scherf (9)	2007	$306,503	—		$48,022	$163,327	—	$56,865	(10)	$574,717
General Manager, Flexibles	2006	$281,894	—		$40,118	$142,551	—	$52,299	(11)	$516,862
C. William McBee	2007	$275,000	—		$30,492	$94,707	—	$31,694	(12)	$431,893
President, Hexacomb
Fernando De Miguel (9)	2007	$199,791	—		$69,724	$67,644	—	$27,930	(13)	$365,089
President, Protective Packaging, Europe, June 1, 2007 to present
Peter Lewis (14)	2007	$120,000	—		—	—	$0	$300,282	(15)	$420,282
President, Protective Packaging Europe, and Rigid Packaging,	2006	$327,811	—		$60,179	$154,318	$31,352	$150,749	(16)	$724,409
October 13, 2005 to April 30, 2007
Andy J. Brewer	2007	$264,500	—		$81,153	—	—	$63,625	(17)	$409,278
President, Protective Packaging	2006	$285,386	—		$75,579	$141,050	—	$49,828	(18)	$551,843
North America, October 13, 2005 to November 19, 2007

(1)	Represents the amount of compensation cost recognized for the fiscal years presented over the requisite service period with respect to awards granted in fiscal 2007 and 2006, as computed in accordance with SFAS No. 123R. For 2005 option awards that were outstanding at the time our company adopted SFAS No. 123R, compensation cost has been estimated as if our company utilized the modified prospective transition method. A discussion of the assumptions underlying the valuation is provided in Note 17 to the audited financial statements included within this report. Expense relating to performance-based options awards granted in 2007 is reflected only for Mr. Scherf, as it was considered probable that his 2007 performance objectives would be achieved.

(2)	Represents amounts paid pursuant to non-equity incentive plans for the fiscal years presented. See “Grants of Plan-Based Awards in Fiscal Year 2007.”

(3)	Amount includes (i) a one-time signing bonus of $150,000 and (ii) a bonus of $300,000 representing Mr. McDonnell’s incentive bonus for 2006, which per the terms of his employment agreement would be a minimum of $275,000.

(4)	Amount includes (i) a one-time signing bonus of $100,000 and (ii) a bonus of $150,000 which represents the minimum incentive bonus to be paid to Mr. LaVanway for 2007, pursuant to the terms his employment agreement.

(5)	Amount includes (i) matching contributions under the company’s 401(k) plan of $2,917, and (ii) supplemental life insurance premiums of $1,865.

(6)	Amount includes (i) furnished housing of $19,590, (ii) car lease payments of $2,535, and (iii) reimbursement of relocation expenses and related tax gross-up of $140,000.

(7)	Amount includes (i) reimbursement of relocation expenses and related tax gross-up of $69,057, and (ii) supplemental life insurance premiums of $123.

(8)	Amount includes (i) matching contributions under the company’s 401(k) plan of $5,833, and (ii) supplemental life insurance premiums of $1,311. See “Separation Agreements” section for details regarding additional payments to be made to Mr. Cunningham pursuant to the terms of his separation agreement.

(9)	All 2007 compensation amounts have been determined based on an average 2007 exchange rate of euros to U.S. Dollars of 1:1:37. Any 2006 compensation amounts have been determined based on an average 2006 exchange rate of euros to U.S. dollars exchange rate of 1:1.26.

(10)	Amount includes (i) 2007 company contribution of $30,322 to a nonqualified defined contribution plan for the benefit of Mr. Scherf, (ii) supplemental life and occupational disability insurance premiums of $3,928, and (iii) use of company car at a cost of $22,615.

(11)	Amount includes (i) 2006 company contribution of $27,888 to a nonqualified defined contribution plan for the benefit of Mr. Scherf, (ii) supplemental life and occupational disability insurance premiums of $3,612, and (iii) use of company car at a cost of $20,799.

(12)	Amount includes (i) 2007 matching and profit sharing contributions under the Company’s 401(k) plan of $14,621, (ii) supplemental life insurance premiums of $5,073, and (iii) a perquisite allowance of $12,000.

(13)	Amount includes (i) company contributions to group defined contribution plan of $15,984, and (ii) use of company car at a cost of $11,946.

(14)	All 2007 compensation amounts have been determined based on an average 2007 exchange rate of pounds sterling to U.S. Dollars of 1:2.00. All 2006 compensation amounts have been determined based on an average 2006 exchange rate of pounds sterling to U.S. dollars of 1:1.85.

(15)	Amount includes (i) a car allowance of $12,950, (ii) company contributions of $40,056 to nonqualified defined contribution plans for the benefit of Mr. Lewis, and (iii) $247,276 paid in connection with Mr. Lewis’s separation agreement (including cash severance $150,000, a car allowance of $25,900, contributions to his nonqualified defined contribution plans of $44,012, supplemental life and other insurance premiums of $26,004 and $1,360 for telephone costs).

(16)	Amount includes (i) company contributions of $92,792 to nonqualified defined contribution plans for the benefit of Mr. Lewis, (ii) supplemental life and other insurance premiums of $23,236, and (iii) a car allowance of $34,721.

(17)	Amount includes (i) 2007 matching and profit sharing contributions under the Company’s 401(k) plan of $15,664, (ii) supplemental life insurance premiums of $460, (iii) a perquisite allowance of $12,000, and (iv) $35,501 paid in connection with Mr. Brewer’s separation agreement for the period to December 31, 2007. See “Separation Agreements” section for details regarding additional payments to be made to Mr. Brewer pursuant to the terms of his separation agreement.

(18)	Amount includes (i) 2006 matching and profit sharing contributions under the Company’s 401(k) plan of $15,400, (ii) a transitional contribution of $22,428 under our company’s 401(k) plan, and (iii) a perquisite allowance of $12,000.

(19)	For the year ended December 31, 2007, the present value of Mr. Lewis’ accumulated pension benefit declined by $8,610, due primarily to changes in the discount rate compared to the prior year. The amount presented for the year ended December 31, 2006 represents the increase during 2006 in the actuarial present value of Mr. Lewis’ accumulated benefit under our company-sponsored defined benefit plan. During 2007 and 2006, no executive officer earned preferential or above market earnings on deferred compensation.

     The following table provides information about plan-based awards made to the named executive officers during fiscal 2007.
GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2007

										All
						Estimated Future				Other Option
		Estimated Possible				Payouts Under				Awards: Number	Exercise or	Grant Date
		Payouts Under Non-Equity				Equity Incentive				of Securities	Base Price	Fair Value
		Incentive Plan Awards				Plan Awards (4)				Underlying	of Option	of Options
Name	Grant Date (1)	Threshold (2)	Target	Maximum		Threshold	Target	Maximum		Options (7)	Awards ($/Sh)	Awards (8)

Michael T. McDonnell	2/27/2007	$37,692	$500,000	$750,000	(3)	4.322	12.967	12.967		—	$13,000	$40,539
D. Keith LaVanway	8/15/2007	$16,283	$216,000	$324,000	(3)					200.000	20,000	1,379,075
Timothy J. Cunningham	2/27/2007	$13,192	$175,000	$262,500	(3)	3.026	3.026	3.026	(5)	—	13,000	8,108 (5)
Hartmut Scherf (9)	2/27/2007	$10,330	$137,000	$205,500	(3)	2.528	7.584	7.584		—	13,000	23,712
C. William McBee	2/27/2007	$8,294	$110,000	$165,000	(3)	2.377	7.132	7.132		—	13,000	22,299
Fernando De Miguel (9)	6/1/2007	$10,330	$137,000	$205,500	(3)	2.809	8.428	8.428		—	13,000	26,352
Fernando De Miguel (9)	6/1/2007	—	—	—						132.160	13,000	597,404
Andy J. Brewer	2/27/2007	$9,048	$120,000	$180,000	(3)	2.593	2.593	2.593	(6)	—	13,000	— (6)
Peter Lewis (10)

(1)	These are the grant dates for the equity based awards. Annual bonus awards were made throughout 2007.

(2)	Represents amount of payout if threshold is attained with respect to both EBITDA and ratio of working capital to sales.

(3)	If actual performance is less than 85% of budget, no bonus is payable. If actual performance equals budget, 100% of target bonus is payable and if actual performance exceeds budget, the bonus is increased by two percent for every one percent increase in performance over budget. The amounts set forth in this column are the amounts payable upon achievement of 125% of budget.

(4)	These options were granted pursuant to the Pregis Holding I Corporation 2005 Stock Option Plan, with performance-based vesting requirements. See “Benefit Plans — 2005 Stock Option Plan.” One-third of these option grants will vest in each of 2007, 2008 and 2009 if performance criteria are met for the applicable year. If performance criteria are not met for one year, the options for that year will be cancelled, but the options for the subsequent years may still vest, if performance criteria are met for either or both of those years. If performance criteria are not met for any year, no options will vest. The threshold includes the amount of options to vest if performance objectives are achieved for the 2007 year. Target and maximum amounts are based on performance being met for each of the three respective years. Options eligible to vest based on 2007 performance did not vest and were subsequently forfeited for all of the executives except Mr. Scherf. The exercise price per share of these options was greater than or equal to the per share fair market value of the common stock of Pregis Holding I on the date of the initial grant in 2007.

(5)	Since Mr. Cunningham separated at the end of 2007, only one-third of his performance-based grant was eligible to vest, if his performance objectives for 2007 were achieved. Therefore, the number of options and related fair value relates to only one-third of the grant.

(6)	Mr. Brewer separated from the Company during 2007. Pursuant to the terms of his separation agreement, all of his outstanding option grants were cancelled.

(7)	These options were granted pursuant to the Pregis Holding I Corporation 2005 Stock Option Plan, with time vesting requirements. See “Benefit Plans — 2005 Stock Option Plan.” The exercise price per share of these options was greater than or equal to the per share fair market value of the common stock of Pregis Holding I on the date of grant.

(8)	These amounts represent the grant date fair value, computed in accordance with SFAS No. 123R, of options granted to the named executive officers in 2007. The grant date fair value was determined using a Black-

Scholes valuation model in accordance with FAS 123R. A discussion of the assumptions underlying the valuation is provided in Note 17 to the audited financial statements included within this report. The fair value for performance-based options is calculated for all of the performance-based options granted in 2007 based on assumptions relevant at the date of initial grant.

(9)	All amounts for Messrs. Scherf and De Miguel have been determined based on an average 2007 exchange rate of euros to U.S. Dollars of 1:1:37.

(10)	The Company entered into a separation agreement with Mr. Lewis on March 13, 2007. Mr. Lewis did not receive any non-equity or equity incentive plan awards in 2007.
     The following table sets forth information concerning outstanding awards of options to purchase shares of common stock of Pregis Holding I which have been granted to the named executive officers as of December 31, 2007.
OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR END

				Equity Incentive
				Plan Awards: Number
	Number of	Number of		of Securities
	Securities	Securities		Underlying
	Underlying	Underlying		Unexercised
	Unexercised Options	Unexercised Options		Unearned Options	Option Exercise	Option Expiration
Name	(#) Exercisable	(#) Unexercisable (1)		(#) (2)	Price	Date

Michael T. McDonnell	76.47	305.89	(3)		$13,000	10/2/2016
Michael T. McDonnell				12.967	13,000	2/27/2017
D. Keith LaVanway		200.00	(4)		20,000	8/15/2017
Timothy J. Cunningham	16.55 (5)				13,000	5/1/2016
Timothy J. Cunningham				3.026	13,000	2/27/2017
Hartmut Scherf	33.11	49.66	(6)		13,000	10/12/2015
Hartmut Scherf				7.5840	13,000	2/27/2017
C. William McBee	25.16	37.75	(6)		13,000	10/12/2015
C. William McBee				7.132	13,000	2/27/2017
Fernando De Miguel		132.16	(7)		13,000	6/1/2017
Fernando De Miguel				8.428	13,000	6/1/2017
Peter Lewis (8)
Andy J. Brewer (8)

(1)	Unvested stock options vest fully upon a change in control of our company.

(2)	Represents the number of performance-based options granted in 2007, which may vest one-third at the beginning of 2008, 2009 and/or 2010, if the performance objectives established for 2007, 2008, and/or 2009, respectively, are achieved. Except for Mr. Scherf, the portion of these option awards relating to 2007 performance will not vest, as these individuals did not achieve the defined performance-based objectives set forth for 2007. Therefore, one-third of the option award was canceled effective January 1, 2008. The amount shown for Mr. Cunningham reflects only one-third of the 2007 grant. Since Mr. Cunningham separated at the end of 2007, the two-thirds of the grant dependent on 2008 and 2009 performance was cancelled.

(3)	Vest in equal installments on each of the next four anniversaries of October 6, 2007.

(4)	Vest in equal installments on each of the next five anniversaries of September 19, 2007.

(5)	Amount represents the vested portion of Mr. Cunningham’s option awards at the time of his separation from the Company. According to the terms of his separation agreement, Mr. Cunningham has until six-months from the date of his separation to exercise these grants.

(6)	Vest in equal installments on each of the next three anniversaries of October 12, 2007.

(7)	Vest in equal installments on each of the next five anniversaries of June 1, 2007.

(8)	Messrs. Lewis and Brewer separated from the company in 2007 and all of their options were forfeited.
     As of December 31, 2007, none of our executive officers had exercised options to acquire our stock.
Employment Agreements
     The compensation paid to our executive officers derives substantially from their individually negotiated employment agreements.
     Michael T. McDonnell
     On October 2, 2006, Michael T. McDonnell, our President and Chief Executive Officer, entered into an employment agreement, providing for a three-year term at an annual base salary of $500,000. Commencing with the fiscal year beginning January 1, 2007, Mr. McDonnell is eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. McDonnell’s target annual bonus is 100% of his base salary. He participates in our standard benefit programs, including health, dental, life insurance and vision programs. Mr. McDonnell is entitled to severance benefits in connection with certain terminations of his employment (see “Potential Payments Upon Termination or Change in Control”). Pursuant to his employment agreement, Mr. McDonnell was granted an option to purchase 382.36 shares of Pregis Holding I common stock at a purchase price of $13,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan and vests equally over five years, subject to accelerated vesting upon a change in control of our company. Under the terms of his employment agreement, Mr. McDonnell also purchased 30 shares of the common stock of Pregis Holding I Corporation, pursuant to the terms of the Employee Stock Purchase Plan. Mr. McDonnell is also a party to a noncompetition agreement that restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
     D. Keith LaVanway
     On August 15, 2007, D. Keith LaVanway, our Chief Financial Officer, entered into an employment agreement providing for a three-year term at an annual base salary of $360,000, with employment to commence no later than September 4, 2007. We paid Mr. LaVanway a one-time signing bonus of $100,000 as an inducement to join us and for compensation foregone from his previous employer. Because Mr. LaVanway’s employment commenced in the latter portion of 2007, he will receive for 2007 a fixed cash bonus of $150,000. Commencing with the fiscal year beginning January 1, 2008, Mr. LaVanway is eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. LaVanway’s target annual bonus is 60% of his base salary. In addition, Mr. LaVanway was eligible to receive a temporary housing allowance of $5,000 per month and reimbursement of reasonable related costs until he relocated to the Chicago, Illinois area. He participates in our standard benefit programs, including health, dental, life insurance and vision programs. Mr. LaVanway is entitled to severance benefits in connection with certain terminations of his employment (see “Potential Payments Upon Termination or Change in Control”). Pursuant to his employment agreement, Mr. LaVanway was granted an option to purchase 200.00 shares of Pregis Holding I common stock at a purchase price of $20,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan and vests equally over five years, subject to accelerated vesting upon a change in control of our company. Under the terms of his employment agreement, Mr. LaVanway also purchased 25 shares of the common stock of Pregis Holding I Corporation, pursuant to the terms of the Employee Stock Purchase Plan. Mr. LaVanway is also a party to a noncompetition agreement that restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.

      Hartmut Scherf
     Hartmut Scherf, General Manager, Flexibles, entered into an employment agreement providing for an annual salary of $306,500. Mr. Scherf is eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. Scherf’s target annual bonus is $137,000. Mr. Scherf is provided with the use of an automobile and an accident insurance policy. Mr. Scherf’s agreement requires six months notice (or our payment of six months of base salary in lieu thereof) prior to a termination and he is subject to a noncompetition covenant for a period of twelve months following termination of his employment. In 2007, Mr. Scherf deferred compensation pursuant to a noncontributory nonqualified defined contribution benefit plan (see “Nonqualified Deferred Compensation”). Pursuant to his employment agreement, Mr. Scherf was granted an option to purchase 82.77 shares of Pregis Holding I common stock at a purchase price of $13,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan and vests equally over five years, subject to accelerated vesting upon a change in control of our company.
      C. William McBee
     On January 23, 2006, C. William McBee, President, Hexacomb, entered into an employment agreement providing for a three-year term, under which his current annual base salary is $275,000. Mr. McBee is also eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. McBee’s target annual bonus is 40% of his base salary. Mr. McBee is entitled to severance benefits in connection with certain terminations of his employment (see “Potential Payments Upon Termination or Change in Control”). He participates in our company’s benefit programs, including health, dental, life insurance and vision programs. Mr. McBee receives a $12,000 annual allowance for perquisites. Pursuant to his employment agreement, Mr. McBee was granted an option to purchase 62.91 shares of Pregis Holding I common stock at a purchase price of $13,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan, and vests equally over five years, subject to accelerated vesting upon a change in control of our company. Mr. McBee is also a party to a noncompetition agreement that restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
      Fernando De Miguel
     Fernando De Miguel, General Manager, Protective Packaging Europe, entered into an employment agreement, effective June 1, 2007, providing for an annual salary of $342,500. Mr. De Miguel is eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. De Miguel’s target annual bonus is 40% of his base salary. Mr. De Miguel is provided with the use of an automobile and is eligible for group insurance benefits. Mr. De Miguel’s agreement requires twelve months notice (or our payment of $342,500 in lieu thereof) prior to a termination and he is subject to a noncompetition covenant for a period of twelve months following termination of his employment. Pursuant to his employment agreement, Mr. De Miguel was granted an option to purchase 132.16 shares of Pregis Holding I common stock at a purchase price of $13,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan and vests equally over five years, subject to accelerated vesting upon a change in control of our company.
Separation Agreements
     On March 13, 2007, we entered into a separation agreement with Peter Lewis, our former President, Protective Packaging Europe and Rigid Packaging. Pursuant to the agreement, the employment of Mr. Lewis with the Company terminated on April 30, 2007. Under the Agreement, Mr. Lewis received a payment of 123,638 pounds sterling, which amount consisted of (i) five months of base salary (75,000 pounds sterling), (ii) eight months of car allowance ((12,950 pounds sterling), (iii) eight months of defined contribution pension payments (22,006 pounds sterling), (iv) 8,013 pounds sterling for life insurance, (v) 4,502 pounds sterling for income protection insurance, (vi) 487 pounds sterling for private health insurance, and (vii) 680 pounds sterling for telephone costs. The Company also made a contribution to a defined benefit scheme on behalf of Mr. Lewis, as if he were employed by the

Company through December 31, 2007, of 24,978 pounds sterling. Mr. Lewis will also receive a payment of 45,000 pounds sterling (three months of base salary), payable within 14 days of April 30, 2008, provided he complies with the terms of certain restrictive covenants. On March 13, 2007, Mr. Lewis entered into a consulting agreement with the Company, under which he provided certain consulting services to the Company through December 31, 2007. Pursuant to the agreement, Mr. Lewis is eligible to receive a payment of 36,000 pounds sterling on or before March 31, 2008, subject to completion of certain initiatives.
     On August 27, 2007, we entered into a separation agreement with Timothy J. Cunningham, our former Vice President and Chief Financial Officer. Pursuant to the agreement, Mr. Cunningham remained employed by the Company in a transitional role until December 31, 2007. Under the Agreement, Mr. Cunningham will receive (i) an amount equal to his annual base salary of $350,000 payable over a twelve-month period following his date of termination, (ii) a full annual performance bonus for 2007 of $172,074, calculated on the same terms that would have otherwise applied, (iii) continued medical benefits for the twelve month period immediately following his separation at an estimated cost of $7,261, and (iv) payment for four weeks of accrued vacation, totaling $26,923. In consideration of his separation benefits, Mr. Cunningham executed a standard release in favor of our company and continues to be subject to a noncompetition agreement which restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
     We entered into a separation agreement on January 9, 2008 with Andy J. Brewer, our former President, Protective Packaging North America, pursuant to which we paid or will pay and provide to Mr. Brewer (i) base compensation for the period commencing on the separation date, which was November 19, 2007, through March 19, 2008, at such times and in such amounts as would have been paid in accordance with the Company’s normal payroll procedures (calculated to be $100,000), (ii) a pro rata portion of the amount of bonus he would have received based on our actual 2007 performance, which was determined to be $117,489, payable in equal annual installments over a twelve-month period beginning with the first payroll period of April 2008, and (iii) continued medical and dental benefits from the separation date until March 19, 2008 at an estimated cost of $2,420. In consideration of his separation benefits, Mr. Brewer executed a standard release in favor of our company and continues to be subject to a noncompetition agreement which restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers, and for two years from soliciting our employees.
Benefit Plans
      2005 Stock Option Plan
     On December 20, 2005, Pregis Holding I ratified the Pregis Holding I Corporation 2005 Stock Option Plan to provide for the grant of nonqualified and incentive stock options to key employees, consultants and directors of Pregis Holding I and its subsidiaries (including Pregis) and affiliates. The maximum number of shares of Pregis Holding I common stock underlying the options that are available for award under the stock option plan is 1,841.62. If any options terminate or expire unexercised, the shares subject to such unexercised options will again be available for grant.
     The stock option plan is administered by a committee of the board of directors of Pregis Holding I. Generally, the committee interprets and implements the stock option plan, grants options, exercises all powers, authority and discretion of the board under the stock option plan, and determines the terms and conditions of option grants, including vesting provisions, exercise price and termination date of options.
     Each option is evidenced by an agreement between an optionee and Pregis Holding I containing such terms as the committee determines. Unless determined otherwise by the committee, 20% of the shares subject to the option vest on each of the first five anniversaries of the grant date subject to continued employment. In 2007, the committee modified the vesting terms for certain option grants to require vesting equally over three years, dependant upon achieving certain performance-based targets. The committee may accelerate the vesting of options at any time. Unless determined otherwise by the committee, the option price will not be less than the fair market value of the underlying shares on the grant date. Generally, unless otherwise set forth in an agreement or as determined by the committee, vested options will terminate forty-five days after termination of employment (180 days in the event of termination by reason of death or disability).
     In the event of a transaction that constitutes a change in control of Pregis Holding I as described in the stock option plan, unless otherwise set forth in an agreement or as determined by the committee, each outstanding option will vest immediately prior to the occurrence of the transaction, and Pregis Holding I will have the right to cancel any options which have not been exercised as of the date of the transaction, subject to payment of the fair market value of the common stock underlying the option less the aggregate exercise price of the option.
     The stock option plan provides that the aggregate number of shares subject to the stock option plan and any option, the purchase price to be paid upon exercise of an option, and the amount to be received in connection with the exercise of any option may be appropriately adjusted to reflect any stock splits, reverse stock splits or dividends paid in the form of Pregis Holding I common stock, and equitably adjusted as determined by the committee for any other increase or decrease in the number of issued shares of Pregis Holding I common stock resulting from the subdivision or combination of shares or other capital adjustments, or the payment of any other stock dividend or other extraordinary dividend, or any other increase or decrease in the number of shares of Pregis Holding I common stock.
     The Pregis Holding I board of directors may amend, alter, or terminate the stock option plan. Any board action may not adversely alter outstanding options without the consent of the optionee. The stock option plan will terminate ten years from its effective date, but all outstanding options will remain effective until satisfied or terminated under the terms of the stock option plan.
     Employee Stock Purchase Plan
     On December 20, 2005, Pregis Holding I adopted the Pregis Holding I Corporation Employee Stock Purchase Plan to provide key employees of Pregis Holding I and its subsidiaries (including Pregis) an opportunity to purchase shares of Pregis Holding I common stock. The purchase price per share of stock sold under the plan when it was initiated was $10,000, which is the price per share that AEA Investors LP and its affiliates paid when they purchased Pregis Holding I. We have continued to offer new executives joining the company the opportunity to purchase shares at the then-current fair market value. Employees who desire to participate in the plan are required to purchase at least 0.25 shares.
     Shares of stock sold under the plan are evidenced by a subscription agreement between a subscriber and Pregis Holding I which contains terms and conditions regarding the ownership of shares sold under the plan. The subscription agreement contains standard transfer restrictions. In addition, if a subscriber’s employment with our company is terminated, Pregis Holding I generally has the opportunity to purchase all of the subscriber’s shares purchased under the plan at the then-current fair market value of the shares, or at cost in certain circumstances.
Pension Benefits
     Mr. Lewis participates in the Baldwin Group Pension Scheme, a defined benefit pension plan maintained in the United Kingdom. Under the plan, on retirement at a normal pension age of 65 years, the annual retirement benefit is equal to 1/60th of the sum of base salary and bonus, times the number of complete years of service, up to a maximum of 40 years of service, where base salary and bonus are calculated as the average of the three highest consecutive years of base salary and bonus within the last ten years of employment. The present value of the accumulated benefit under this plan was determined by a third-party actuary as of December 31, 2007, assuming a discount rate of 5.75%, compensation increases of 3.50% and a pension indexation of 2.75%.

PENSION BENEFITS AT DECEMBER 31, 2007

		Number of Years	Present Value of	Payments During
Name	Plan Name	Credited Service	Accumulated Benefit	Last Fiscal Year

Peter Lewis (2)	Baldwin Group Pension Scheme	16.8	$459,740 (1)	$—

(1)	Calculated based on an average 2007 exchange rate of pounds sterling to U.S. dollars of 1:2.00.

(2)	Mr. Lewis separated from the Company on April 30, 2007.
Nonqualified Deferred Compensation
     Mr. Scherf participates in a noncontributory, nonqualified defined contribution plan exclusively for his benefit. The company makes a fixed annual contribution of 25,000 euros to fund the plan as well as pays supplemental life insurance and occupational disability insurance premiums. Annual contributions are to be made until Mr. Scherf reaches normal retirement age of 65 or his employment with our company ceases, whichever occurs sooner, at which time he has the option to receive a lump-sum distribution or monthly payments.
NONQUALIFIED DEFERRED COMPENSATION

	Executive	Registrant		Aggregate
	Contributions in	Contributions in	Aggregate Earnings	Withdrawals /	Aggregate Balance
Name	Last FY ($)	Last FY ($)	in Last FY ($)	Distributions ($)	at Last FYE ($)

Hartmut Scherf (2)	$—	$30,322 (1)	$12,127	$—	$120,228

(1)	Amount is included within all other compensation in the Summary Compensation Table.

(2)	Calculated based on an average 2007 exchange rate of euros to U.S. dollars of 1:1.37.
     Mr. Lewis also participated in two noncontributory, nonqualified defined contribution benefit plans, including an executive pension scheme for the benefit of certain members of senior management and a supplementary plan exclusively for his benefit. During the year ended December 31, 2007, the Company made contributions totaling $84,068 to these plans, including a contribution of $44,012 pursuant to the terms of Mr. Lewis’ separation agreement. These total contributions are also included within all other compensation in the Summary Compensation Table.
Potential Payments Upon Termination or Change in Control
     The following sets forth potential payments to our named executive officers upon termination of employment or upon a change in control under their employment agreements and our other compensation programs. All payments assume a termination and change in control date of December 31, 2007 and an estimated value per share of approximately $20,000 as of December 31, 2007. The estimated value per share is based on an estimated enterprise value of the Company determined using an EBITDA multiple of approximately 7.00 times, which approximates the EBITDA multiple paid at the time of the Acquisition.
      Michael T. McDonnell
     Pursuant to his employment agreement, if Mr. McDonnell were terminated “without cause,” if he were to terminate his employment for “good reason,” or if the term of his employment were not renewed, Mr. McDonnell would be entitled to (A) a cash payment of $500,000, payable over twelve months, (B) an incentive bonus for the year of termination, which at target performance would equal $500,000, (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan and (D) the continuation of medical benefits until the earlier of one year following termination at a cost of $7,261 and the date Mr. McDonnell becomes eligible for medical benefits from a subsequent employer. The termination payment is conditioned on the execution by Mr. McDonnell of a release of claims, and our obligation to provide the termination payment, the incentive bonus and the continued medical benefits is conditioned upon Mr. McDonnell’s continued compliance with his obligations under a noncompetition agreement. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. McDonnell’s termination of employment. Assuming that a change in control took place on December 31, 2007 and vesting of all of Mr. McDonnell’s outstanding unvested option grants accelerated, the excess of the estimated value of the company shares over the exercise price of the options would be approximately $2,201,000.
      D. Keith LaVanway
     Pursuant to his employment agreement, if Mr. LaVanway were terminated “without cause,” if he were to terminate his employment for “good reason,” or if the term of his employment were not renewed, Mr. LaVanway would be entitled to (A) a cash payment of $360,000, payable over twelve months, (B) an incentive bonus for the year of termination, which at target performance would equal $60,480 (based on Mr. LaVanway having commenced employment on September 19, 2007), (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan and (D) the continuation of medical benefits until the earlier of one year following termination at a cost of $7,261 and the date Mr. LaVanway becomes eligible for medical benefits from a subsequent employer. The termination payment is conditioned on the execution by Mr. LaVanway of a release of claims, and our obligation to provide the termination payment, the incentive bonus and the continued medical benefits is conditioned upon Mr. LaVanway’s continued compliance with his obligations under a noncompetition agreement. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. LaVanway’s termination of employment. In addition, Mr. LaVanway holds options to acquire our common stock that vest upon a change in control as defined in the 2005 Stock Option Plan. Assuming that a change in control took place on December 31, 2007, these options would be at the money.
      Hartmut Scherf
     If Mr. Scherf is terminated by us without six months prior written notice, he will receive a payment equal to six months of his base salary. Assuming that a change in control took place on December 31, 2007 and vesting of all of Mr. Scherf’s outstanding unvested option grants accelerated, the excess of the estimated value of the company shares over the exercise price of the options would be approximately $401,000.
      C. William McBee
     Pursuant to his employment agreement, if Mr. McBee were terminated “without cause,” he would be entitled to (A) a cash payment of $275,000, payable over twelve months, (B) an incentive bonus for the year of termination, which at target performance would equal $110,000 and (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan. The termination payment is conditioned upon the execution by Mr. McBee of a release of claims and our obligation to make the termination payment and pay the incentive bonus is conditioned upon Mr. McBee’s continued compliance with his obligations under a noncompetition agreement. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. McBee’s termination of employment. Assuming that a change in control took place on December 31, 2007 and vesting of all of Mr. McBee’s outstanding unvested option grants accelerated, the excess of the estimated value of the company shares over the exercise price of the options would be approximately $297,000.
      Fernando De Miguel
     If Mr. De Miguel is terminated by us without twelve months prior written notice, he will receive a payment equal to $342,500. Assuming that a change in control took place on December 31, 2007 and vesting of all of Mr. De Miguel’s outstanding unvested option grants accelerated, the excess of the estimated value of the company shares over the exercise price of the options would be approximately $965,000.

      Timothy J. Cunningham
     On August 27, 2007, we entered into a separation agreement with Timothy J. Cunningham, our former Vice President and Chief Financial Officer. Pursuant to the agreement, Mr. Cunningham remained employed by the Company in a transitional role until December 31, 2007. Under the Agreement, Mr. Cunningham will receive (i) an amount equal to his annual base salary of $350,000 payable over a twelve-month period following his date of termination, (ii) a full annual performance bonus for 2007 of $172,074, calculated on the same terms that would have otherwise applied, (iii) continued medical benefits for the twelve month period immediately following his separation at an estimated cost of $7,261, and (iv) payment for four weeks of accrued vacation, totaling $26,923. In consideration of his separation benefits, Mr. Cunningham executed a standard release in favor of our company and continues to be subject to a noncompetition agreement which restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
      Peter Lewis
     On March 13, 2007, we entered into a separation agreement with Peter Lewis, our former President, Protective Packaging Europe and Rigid Packaging. Pursuant to the agreement, the employment of Mr. Lewis with the Company terminated on April 30, 2007. Under the Agreement, Mr. Lewis received a payment of 123,638 pounds sterling, which amount consisted of (i) five months of base salary (75,000 pounds sterling), (ii) eight months of car allowance ((12,950 pounds sterling), (iii) eight months of defined contribution pension payments (22,006 pounds sterling), (iv) 8,013 pounds sterling for life insurance, (v) 4,502 pounds sterling for income protection insurance, (vi) 487 pounds sterling for private health insurance, and (vii) 680 pounds sterling for telephone costs. The Company also made a contribution to a defined benefit scheme on behalf of Mr. Lewis, as if he were employed by the Company through December 31, 2007, of 24,978 pounds sterling. Mr. Lewis will also receive a payment of 45,000 pounds sterling (three months of base salary), payable within 14 days of April 30, 2008, provided he complies with the terms of certain restrictive covenants. On March 13, 2007, Mr. Lewis entered into a consulting agreement with the Company, under which he provided certain consulting services to the Company through December 31, 2007. Pursuant to the agreement, Mr. Lewis is eligible to receive a payment of 36,000 pounds sterling on or before March 31, 2008, subject to completion of certain initiatives.
      Andy J. Brewer
     We entered into a separation agreement on January 9, 2008 with Andy J. Brewer, our former President, Protective Packaging North America, pursuant to which we paid or will pay and provide to Mr. Brewer (i) base compensation for the period commencing on the separation date, which was November 19, 2007, through March 19, 2008, at such times and in such amounts as would have been paid in accordance with the Company’s normal payroll procedures (calculated to be $100,000), (ii) a pro rata portion of the amount of bonus he would have received based on our actual 2007 performance, which was determined to be $117,489, payable in equal annual installments over a twelve-month period beginning with the first payroll period of April 2008, and (iii) continued medical and dental benefits from the separation date until March 19, 2008 at an estimated cost of $2,420. In consideration of his separation benefits, Mr. Brewer executed a standard release in favor of our company and continues to be subject to a noncompetition agreement which restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers, and for two years from soliciting our employees.

Director Compensation
DIRECTOR COMPENSATION FOR 2007

			Non-Equity
	Fees Earned		Incentive Plan	Change in	All Other
Name	or Paid in Cash	Option Awards (1)	Compensation	Pension Value	Compensation	Total

James W. Leng	—	$20,057	—	—	—	$20,057
James D. Morris	—	20,057	—	—	—	20,057
John P. O’Leary, Jr.	—	20,057	—	—	—	20,057
James E. Rogers	—	20,057	—	—	—	20,057
Glenn Fischer, Brian R. Hoesterey,
Thomas J. Pryma	—	—	—	—	—	—
Michael T. McDonnell (2)	—	—	—	—	—	—

(1)	During 2005, each of Messrs. Leng, Morris, O’Leary, Jr. and Rogers were granted an option to acquire 41.380 shares of Pregis Holding I common stock at an exercise price of $13,000 per share vesting in equal installments over five years. The amount shown represents the amount of compensation cost that would be recognized for fiscal 2007 as computed in accordance with SFAS No. 123R utilizing the modified prospective transition method. A discussion of the assumptions underlying the valuation is provided in Note 17 to the audited financial statements included within this report.

(2)	Mr. McDonnell received no compensation for serving as a director. See the “Summary Compensation Table” for amounts paid to him as compensation for serving as President and Chief Executive Officer.
     None of our directors currently receive any cash compensation for their services on the board of directors or committee of the board of directors. The Company currently reimburses them for all out-of-pocket expenses incurred in the performance of their duties as directors.
Compensation Committee Interlocks and Insider Participation
     The board of directors of Pregis Holding II has formed a compensation committee. The members of the committee are Messrs. Pryma, Garcia, Hoesterey, and O’Leary. During fiscal 2007 none of the members of the compensation committee was an officer or employee of Pregis Holding II or any of its subsidiaries. Messrs. Pryma, Garcia and Hoesterey are partners of AEA Investors LLC. See Item 13, “Certain Relationships and Related Transactions, and Director Independence — AEA Investors.”
Compensation Committee Report
     The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE

Thomas J. Pryma, Chairman
John L. Garcia Brian R. Hoesterey John P. O’Leary, Jr.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     All of our issued and outstanding common stock is held by Pregis Holding I Corporation. The following table sets forth information, as of December 31, 2007, with respect to the beneficial ownership of Pregis Holding I by (a) any person or group who will beneficially own more than five percent of the outstanding common stock of Pregis Holding I, (b) each of the directors of Pregis and Pregis Holding II and the executive officers of Pregis and Pregis Holding II named in Item 11, “Executive Compensation” and (c) all of the directors of Pregis and Pregis Holding II and the executive officers of Pregis and Pregis Holding II as a group.

	Number of Shares
	of Common Stock	Percent of
	Beneficially	Outstanding Common
Name of Beneficial Owner:	Owned(1)	Stock
AEA Investors(2)	14,900	97.9%
Michael T. McDonnell(3)	30	*
D. Keith LaVanway(4)	25	*
Timothy J. Cunningham(5)	20	*
Hartmut Scherf(6)	5	*
C. William McBee(7)	20	*
Fernando De Miguel(8)	30	*
Peter Lewis(9)	10	*
Andy J. Brewer(9)	20	*
John L. Garcia(10)	—	—
Glenn Fischer(10)	—	—
Brian R. Hoesterey(10)	—	—
James W. Leng(11)	—	—
John P. O’Leary, Jr.(11)	—	—
James D. Morris(11)	15	*
Thomas J. Pryma(10)	—	—
James E. Rogers(11)	—	—
All directors and executive officers as a group (22 persons)(12)	233	1.5%

*	Represents ownership of less than one percent.

(1)	As used in this table, each person or entity with the power to vote or direct the disposition of shares of common stock is deemed to be a beneficial owner.

(2)	Consists of shares of common stock held by investment vehicles managed by AEA Investors LLC and AEA Management (Cayman) Ltd. The address for AEA Investors LLC is 65 East 55th Street, New York, New York 10022. The address for AEA Management (Cayman) Ltd. is c/o Walkers SPV Limited, P.O. Box 908GT, George Town, Grand Cayman, Cayman Islands.

(3)	Does not include approximately 395 shares of common stock subject to options which have been granted, of which 76 are exercisable.

(4)	Does not include approximately 200 shares of common stock subject to options which have been granted which are not immediately exercisable.

(5)	Does not include approximately 20 shares of common stock subject to options which have been granted, of which 17 may be exercised by Mr. Cunningham up to the date six months from his date of separation, per the terms of his separation agreement.

(6)	Does not include approximately 90 shares of common stock subject to options which have been granted, of which 33 are exercisable.

(7)	Does not include approximately 70 shares of common stock subject to options which have been granted, of which 25 are exercisable.

(8)	Does not include approximately 141 shares of common stock subject to options which have been granted which are not immediately exercisable.

(9)	Both Messrs. Lewis and Brewer still own shares of common stock as of December 31, 2007; however all of their option grants have been forfeited.

(10)	Messrs. Garcia, Fischer, Hoesterey and Pryma serve on the board of directors of Pregis Holding II as representatives of AEA Investors LLC. Mr. Garcia is President of AEA Investors LLC, Messrs. Hoesterey and Pryma are partners of AEA Investors LLC and Mr. Fischer is an operating partner of AEA Investors LLC. Messrs. Garcia, Fischer, Hoesterey and Pryma disclaim beneficial ownership of common stock owned by investment vehicles managed by AEA Investors LLC and AEA Management (Cayman) Ltd., except to the extent of their respective pecuniary interests therein.

(11)	Does not include approximately 41 shares of common stock subject to options which have been granted, of which 17 are exercisable.

(12)	Does not include approximately 1,415 shares of common stock subject to options which have been granted, of which 225 are exercisable. Also excludes shares held by investment vehicles managed by AEA Investors LLC and AEA Management (Cayman) Ltd. Messrs. Garcia, Fischer, Hoesterey and Pryma serve on the board of directors of Pregis Holding II as representatives of AEA Investors LLC. Mr. Garcia is President of AEA Investors LLC, Messrs. Hoesterey and Pryma are partners of AEA Investors LLC and Mr. Fischer is an operating partner of AEA Investors LLC. Messrs. Garcia, Fischer, Hoesterey and Pryma disclaim beneficial ownership of common stock owned by investment vehicles managed by AEA Investors LLC and AEA Management (Cayman) Ltd., except to the extent of their respective pecuniary interests therein.
     The following table summarizes information, as of December 31, 2007, relating to equity compensation plans of Pregis Holding I pursuant to which grants of options, restricted stock, or certain other rights to acquire shares of Pregis Holding I may be granted from time to time.
Equity Compensation Plan Information

(c)
Number of
securities
	(a)		remaining available
	Number of		for future issuance
	securities to be	(b)	under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan category	and rights	and rights	(a))
Equity compensation plans approved by security holders	1,748.81	$14,891/share	92.81
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,748.81	$14,891/share	92.81

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Policies for Review and Approval of Related Party Transactions
     We have adopted a formal written policy regarding the review and approval of related party transactions. In accordance with this policy, our audit committee must review all such transactions, and may approve related party transactions if the audit committee determines that they are on terms, including levels of service and quality, that are at least as favorable to our company as could be obtained from unaffiliated parties.
AEA Investors
     Upon consummation of the Acquisition, we entered into a management agreement with AEA Investors LLC relating to the provision of advisory and consulting services. Under the management agreement, we pay AEA Investors LLC an annual fee of $1.5 million, plus reasonable out-of-pocket expenses. We also agreed to indemnify AEA Investors LLC and its affiliates for liabilities arising from their actions under the management agreement. For the years ended December 31, 2007 and 2006 and the period October 13, 2005 to December 31, 2005, we paid fees, and related expenses, to AEA Investors of $1.9 million, $1.8 million and $0.3 million, respectively, pursuant to this agreement. In addition, in consideration of services performed in connection with the Acquisition and the related financings, we paid a $6.5 million fee to AEA Investors LLC upon closing of the Acquisition. We believe that the management agreement and the services above mentioned are or were on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.
Other Related Party Transactions
     The Company had sales to affiliates of AEA Investors LLP totaling $3.5 million and $2.2 million for the years ended December 31, 2007 and 2006, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LLP totaling $8.0 million and $4.5 million, respectively.
Board of Directors
     The board of directors of Pregis Holding II consists of 9 members, including four members who are representatives of AEA Investors, Messrs. Garcia, Fischer, Hoesterey and Pryma, and three members who are investors in AEA Investors funds, Messrs. Leng, O’Leary, Jr., and Rogers.
     As a private company, whose securities are not listed on any national securities exchange, Pregis Holding II is not required to have a majority of, or any, independent directors. Further, even if Pregis Holding II were listed on a national securities exchange, because AEA Investors owns more than 50% of the common stock of Pregis Holding I, and Pregis Holding I owns all of the common stock of Pregis Holding II, Pregis Holding II would be deemed a “controlled company” under the rules of the NYSE and Nasdaq, and, therefore, would not need to have a majority of independent directors or all-independent compensation and nominating committees. However, the rules of the SEC require us to disclose in this Form 10-K which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. Pregis Holding II currently has three directors who would be considered independent within the definitions of either the NYSE or Nasdaq: Messrs. Leng, O’Leary and Rogers. Four of our directors are partners of AEA Investors: Messrs. Garcia, Fischer, Hoesterey and Pryma. One of our directors is our CEO (Michael McDonnell) and one of our directors was our CEO during a part of the last three years (James Morris).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table presents by category of service the total fees for services rendered by Ernst & Young LLP, the Company’s principal accountant, for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007	2006
	(dollars in thousands)
Audit Fees (1)	$3,282	$3,486
Audit-Related Fees	—	—
Tax Fees (2)	186	55
All Other Fees	—	—

	$3,468	$3,541

(1)	Includes fees for professional services rendered in connection with the audit of the Company’s annual combined and consolidated financial statements, as well as other statutory audit services. Amount also includes fees for reviews of quarterly financial statements, and consents and reviews of documents filed with the Securities and Exchange Commission.

(2)	Tax fees include primarily tax planning and structuring advice related to transfer pricing matters and acquisitions.
      Pre-Approval Policies and Procedures
     The Audit Committee annually engages and pre-approves the audit and audit-related services provided by the independent registered public accounting firm, for the following year, to assure that the provision of such services does not impair the auditor’s independence. All allowable non-audit services are regularly required to be specifically identified and submitted to the Audit Committee for approval during regularly scheduled meetings.
     For 2007, the Audit Committee discussed the non-audit services with Ernst & Young LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and Public Accounting Oversight Board. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Ernst & Young LLP was compatible with maintaining their independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Documents Filed as Part of this Annual Report:
1.	Financial Statements.

See Index to Financial Statements on page 41 of this report.

2.	Financial Statement Schedules.

See Schedule II — Valuation and Qualifying Allowances on page 89 of this report. All other schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	List of Exhibits.

See Exhibit Index beginning on page 115 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREGIS HOLDING II CORPORATION
By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President, Chief Executive Officer

Date: March 24, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Michael T. McDonnell
Michael T. McDonnell	President, Chief Executive Officer and Director (principal executive officer)	March 24, 2008

/s/ D. Keith LaVanway
D. Keith LaVanway	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 24, 2008

/s/ John L. Garcia
John L. Garcia	Director	March 24, 2008

/s/ Glenn Fischer
Glenn Fischer	Director	March 24, 2008

/s/ Brian R. Hoesterey
Brian R. Hoesterey	Director	March 24, 2008

/s/ James W. Leng
James W. Leng	Director	March 24, 2008

/s/ John P. O’Leary, Jr.
John P. O’Leary, Jr.	Director	March 24, 2008

/s/ James D. Morris
James D. Morris	Director	March 24, 2008

Signature	Title	Date

/s/ Thomas J. Pryma
Thomas J. Pryma	Director	March 24, 2008

/s/ James E. Rogers
James E. Rogers	Director	March 24, 2008

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Stock Purchase Agreement, dated as of June 23, 2005, as amended, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser. (1)

2.2	Sale and Purchase Agreement dated as of July 4, 2007 between Mirto Trading LTD, Mr. Birliba Mihai, Ms. Olariu Angelica, Mr. Mitrea Florin, Pro Logistics S.R.L, and Pregis GmbH. (6)

3.1	Certificate of Incorporation of Pregis Holding II Corporation. (1)

3.2	By-laws of Pregis Holding II Corporation. (1)

4.1	Indenture, dated October 12, 2005, among Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, The Bank of New York, as trustee and collateral agent, The Bank of New York, as registrar and paying agent, and RSM Robson Rhodes LLP, as Irish paying agent. (1)

4.2	Indenture, dated October 12, 2005, among Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, and The Bank of New York, as trustee. (1)

4.3	Form of Initial Notes and Form of Exchange Notes (included within the Indentures filed as Exhibit 4.1 and Exhibit 4.2). (1)

4.4	Registration Rights Agreement, dated October 12, 2005, among Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, Credit Suisse First Boston (Europe) Limited, Credit Suisse First Boston LLC, Lehman Brothers International (Europe), and Lehman Brothers Inc. (1)

10.1	Credit Agreement, dated October 12, 2005, among Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, the several banks, other financial institutions and related funds as may from time to time become parties thereto, Credit Suisse, as collateral agent and administrative agent, Lehman Brothers Inc., as syndication agent, and CIT Lending Services, Inc. and JPMorgan Chase Bank, N.A., as co-documentation agents. (1)

10.1(a)	Waiver Letter No. 2 and Amendment No. 1, dated as of May 31, 2006, to Credit Agreement, dated October 12, 2005, among Pregis Corporation and Credit Suisse, Cayman Islands Branch, as Agent and as a Lender. (2)

10.2	First Lien Security Agreement, dated October 12, 2005, by Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., and Hexacomb Corporation, to Credit Suisse, as collateral agent. (1)

10.3	Second Lien Security Agreement, dated October 12, 2005, by Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., and Hexacomb Corporation, to The Bank of New York, as trustee and collateral agent. (1)

10.4	Senior Pledge Agreement, dated October 12, 2005, between Pregis Corporation, as pledgor, and Credit Suisse, as security agent. (1)

Exhibit
Number	Description
10.5	Subordinated Pledge Agreement, dated October 12, 2005, between Pregis Corporation, as pledgor, and The Bank of New York, as security agent. (1)

10.6	First Lien Intellectual Property Security Agreement, dated October 12, 2005, by Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, to Credit Suisse, as collateral agent. (1)

10.7	Second Lien Intellectual Property Security Agreement, dated October 12, 2005, by Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, to The Bank of New York, as trustee. (1)

10.8	Management Agreement, dated October 12, 2005, by and between Pregis Corporation and AEA Investors LLC. (1)

10.9†	Separation and Consulting Agreement, dated November 30, 2005, by James D. Morris and Pregis Holding I Corporation, Pregis Holding II Corporation, Pregis Corporation, Pregis Innovative Packaging Inc., and Hexacomb Corporation. (1)

10.10†	Separation Agreement and Release, dated November 30, 2005, by Kevin J. Corcoran and Pregis Holding I Corporation, Pregis Holding II Corporation, Pregis Corporation, Pregis Innovative Packaging Inc., Pregis Management Corporation, and Hexacomb Corporation. (1)

10.11†	Pregis Holding I Corporation 2005 Stock Option Plan. (1)

10.12†	Form of Time-Vesting Nonqualified Stock Option Agreement. (1)

10.13†	Form of Performance-Vesting Nonqualified Stock Option Agreement (5)

10.14†	Pregis Holding I Corporation Employee Stock Purchase Plan. (1)

10.15†	Form of Pregis Holding I Corporation Employee Stock Purchase Plan Employee Subscription Agreement. (1)

10.16†	Employment Agreement, dated February 6, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Vincent P. Langone. (1)

10.17†	Employment Agreement, dated April 12, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Timothy J. Cunningham, Noncompetition Agreement, dated April 12, 2006, by and between Pregis Holding I Corporation and Timothy J. Cunningham and Nonqualified Stock Option Agreement, dated April 12, 2006, between Pregis Holding I Corporation and Timothy J. Cunningham. (2)

10.18†	Employment Agreement, dated October 2, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Michael T. McDonnell, Noncompetition Agreement, dated October 2, 2006, by and between Pregis Holding I Corporation and Michael T. McDonnell, Nonqualified Stock Option Agreement, dated October 2, 2006, between Pregis Holding I Corporation and Michael T. McDonnell, and Executive Subscription Agreement, dated October 2, 2006, between Pregis Holding I Corporation and Michael T. McDonnell. (2)

10.19†	Employment Agreement, dated January 23, 2006, by and among Pregis Holding I Corporation

Exhibit
Number	Description
and Pregis Holding II Corporation and Pregis Corporation and Andy Brewer. (1)

10.20†	Amendment to Employment Agreement, effective April 1, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Andy Brewer. (2)

10.21†	Employment Agreement of a Managing Director, dated July 1, 1995, between Sengewald Klinikprodukte GmbH and Dieter Eberle (translation from German language). (1)

10.22†	Employment Agreement, dated November 7, 1990, between Jiffy Packaging Company Limited and Peter Lewis and Letter Agreement, dated July 3, 2000, from Pactiv Corporation Europe B.V. to Peter Lewis. (1)

10.23†	Employment Agreement of a Managing Director, dated March 8, 2004, between Kobusch Folien Verwaltungsgesellschaft mbH and Hartmut Scherf (translation from German language). (1)

10.24†	Noncompetition Agreement, dated February 6, 2006, by and among Pregis Holding I Corporation and Vincent P. Langone, Noncompetition Agreements, dated November 30, 2005, by and among Pregis Holding I Corporation and each of James D. Morris and Kevin Corcoran and Noncompetition Agreements, dated January 23, 2006, by and among Pregis Holding I Corporation and Andy Brewer. (1)

10.25†	Employment Agreement, dated January 23, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and C. William McBee. (1)

10.26†	Nonqualified Stock Option Agreements, dated February 6, 2006, between Pregis Holding I Corporation and Vincent P. Langone, Nonqualified Stock Option Agreement, dated November 30, 2005, between Pregis Holding I Corporation and James D. Morris and Nonqualified Stock Option Agreements, dated January 23, 2006, between Pregis Holding I Corporation and each of Andy Brewer, Dieter Eberle, Peter Lewis, and Hartmut Scherf. (1)

10.27†	Separation Agreement and Release, dated December 8, 2006, by Vincent P. Langone and Pregis Holding I Corporation, Pregis Holding II Corporation and Pregis Corporation, Assignment of Residence Lease, dated December 8, 2006, from Vincent P. Langone to Pregis Corporation and Stock Repurchase Agreement, dated December 8, 2006, by and between Vincent P. Langone and Pregis Holding I Corporation. (3)

10.28†	Compromise Agreement, dated as of March 13, 2007, between Peter Lewis and Pregis Corporation and Jiffy Packaging UK Limited. (4)

10.29†	Consultancy Agreement, dated as of March 13, 2007, between Lewis Consulting Limited and Pregis Corporation. (4)

10.30†	Employment Agreement, dated August 15, 2007, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and D. Keith LaVanway. *

10.31†	Management Agreement between Pregis NV and Fernando De Miguel, dated May 15, 2007. *

10.32†	Separation Agreement, dated August 27, 2007, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Timothy J. Cunningham. *

10.33†	Separation Agreement and Release, dated January 9, 2008, by and among Pregis Holding I

Exhibit
Number	Description
Corporation and Pregis Holding II Corporation and Pregis Corporation and Andy J. Brewer. *

12.1	Computation of Ratio of Earnings to Fixed Charges. *

21.1	List of Subsidiaries. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Financial Officer. *

32.1	Certification of Pregis Holding II Corporation’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(1)	Incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-4/A, (No. 333-130353), filed with the Commission on February 14, 2006.

(2)	Incorporated by reference to Amendment No. 2 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on November 9, 2006.

(3)	Incorporated by reference to Amendment No. 3 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on January 12, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on April 16, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on February 28, 2008.

(6)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Commission on July 9, 2007.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.