Form 10-Q
period 2008-03-31
Pregis Holding II CORP
filed 2008-05-12
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-130353-04
Pregis Holding II Corporation
(Exact name of registrant as specified in its charter)

Delaware	20-3321581
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1650 Lake Cook Road, Deerfield, IL	60015
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of March 31, 2008.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$42,511	$34,989
Accounts receivable
Trade, net of allowances of $5,621 and $5,313, respectively	159,392	148,045
Other	11,202	18,532
Inventories, net	121,952	108,914
Deferred income taxes	3,028	2,991
Due from Pactiv	3,474	7,072
Prepayments and other current assets	9,903	9,187

Total current assets	351,462	329,730
Property, plant and equipment, net	287,651	277,398
Other assets
Goodwill	153,803	150,000
Intangible assets, net	48,380	47,910
Deferred financing costs, net	9,515	10,080
Due from Pactiv, long-term	11,553	12,229
Pension and related assets	26,741	25,659
Other	1,649	2,313

Total other assets	251,641	248,191

Total assets	$890,754	$855,319

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$3,982	$2,120
Accounts payable	116,443	100,326
Accrued income taxes	8,519	13,900
Accrued payroll and benefits	17,662	19,814
Accrued interest	11,684	6,775
Other	22,201	22,436

Total current liabilities	180,491	165,371

Long-term debt	495,013	475,604
Deferred income taxes	37,294	34,589
Long-term income tax liabilities	9,781	9,585
Pension and related liabilities	10,037	9,389
Other	7,277	7,124
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Additional paid-in capital	149,843	149,659
Accumulated deficit	(19,860)	(16,588)
Accumulated other comprehensive income	20,878	20,586

Total stockholder’s equity	150,861	153,657

Total liabilities and stockholder’s equity	$890,754	$855,319

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Net sales	$259,322	$239,017

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	202,494	178,002
Selling, general and administrative	34,739	31,982
Depreciation and amortization	13,540	12,676
Other operating expense (income)	271	(183)

Total operating costs and expenses	251,044	222,477

Operating income	8,278	16,540
Interest expense	12,081	11,261
Interest income	(228)	(47)
Foreign exchange gain, net	(3,013)	(573)

Income (loss) before income taxes	(562)	5,899
Income tax expense	2,710	3,652

Net income (loss)	$(3,272)	$2,247

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income (loss)	$(3,272)	$2,247
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	13,540	12,676
Deferred income taxes	1,810	974
Unrealized foreign exchange gain	(2,972)	(604)
Amortization of deferred financing costs	594	535
Stock compensation expense	184	79
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and other receivables, net	3,671	(3,345)
Due from Pactiv	5,165	—
Inventories, net	(8,276)	(3,721)
Prepayments and other current assets	(554)	317
Accounts payable	10,782	18,592
Accrued taxes	(5,400)	2,807
Accrued interest	4,538	4,698
Other current liabilities	(4,006)	(4,794)
Pension and related assets and liabilities, net	(1,035)	(64)
Other, net	302	(207)

Cash provided by operating activities	15,071	30,190

Investing activities
Capital expenditures	(10,863)	(5,099)
Other, net	63	184

Cash used in investing activities	(10,800)	(4,915)

Financing activities
Repayment of long-term debt	(488)	(443)
Other, net	1,731	296

Cash provided by (used in) financing activities	1,243	(147)
Effect of exchange rate changes on cash and cash equivalents	2,008	641

Increase in cash and cash equivalents	7,522	25,769
Cash and cash equivalents, beginning of period	34,989	45,667

Cash and cash equivalents, end of period	$42,511	$71,436

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
     Pregis Corporation is 100%-owned by Pregis Holding II Corporation (“Pregis Holding II” or the “Company”) which is 100%-owned by Pregis Holding I Corporation (“Pregis Holding I”). AEA Investors LLC and its affiliates (the “Sponsors”) own approximately 98% of the issued and outstanding equity of Pregis Holding I, with the remainder held by management. AEA Investors LLC is a New York-based private equity investment firm.
Basis of Presentation
     The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
2 . RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 6 for additional information.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS No. 159 on January 1, 2008, the first day of its 2008 fiscal year. The adoption of SFAS No. 159 did not impact the Company’s financial position or results of operations since the Company did not elect the fair value measurement option for any of its financial assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141(R) requires an acquiror to measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will also impact the acccounting for transaction costs, restructuring costs as well as the initial recognition on contingent assets and liabilities assumed during a business combination. In addition, under SFAS No. 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occuring outside the measurement period are recorded as a component of the income tax expense, rather than goodwill. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of SFAS No. 141(R) are applied prospectively, so the Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141(R).
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Actities – an amendment of FASB Statement No. 133. SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.
3. INVENTORIES
     The major components of net inventories are as follows:

	March 31,	December 31,
	2008	2007
Finished goods	$62,108	$53,247
Work-in-process	19,867	17,318
Raw materials	35,396	34,225
Other materials and supplies	4,581	4,124

	$121,952	$108,914

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill by reportable segment for the three months ended March 31, 2008 are as follows:

	December 31,	Foreign Currency		March 31,
Segment	2007	Translation	Other	2008
Protective Packaging	$95,155	$770	$(89)	$95,836
Flexible Packaging	15,986	826	(417)	16,395
Hospital Supplies	32,882	3,005	—	35,887
Rigid Packaging	5,977	(7)	(285)	5,685

Total	$150,000	$4,594	$(791)	$153,803

     Other adjustments relate primarily to the reversal of valuation allowances established against deferred tax assets in purchase accounting, based on the current expected utilization of such deferred tax assets.
     The Company’s other intangible assets are summarized as follows:

	Average	March 31, 2008		December 31, 2007
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$48,805	$9,979	$47,110	$8,590
Patents	10	519	162	500	141
Non-compete agreements	2	3,150	2,937	3,115	2,770
Software	3	1,943	1,078	1,797	948
Land use rights and other	32	1,713	435	1,540	380
Intangible assets not subject to amortization:
Trademarks and trade names		6,841	—	6,677	—

Total		$62,971	$14,591	$60,739	$12,829

     Amortization expense related to intangible assets totaled $1,291 and $1,174 for the three months ended March 31, 2008 and 2007, respectively.

5. DEBT
     The Company’s long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$85,800	$86,020
Term B-2 facility, due October, 2012	104,668	97,033
Senior secured notes, due April, 2013	157,870	145,980
Senior subordinated notes, due October, 2013, net of discount of $2,181 at March 31, 2008 and $2,248 at December 31, 2007	147,819	147,752
Other	2,838	939

Total debt	498,995	477,724
Less: current portion	(3,982)	(2,120)

Long-term debt	$495,013	$475,604

     For the three months ended March 31, 2008 and 2007, the revaluation of the Company’s euro-denominated senior secured notes and Term B-2 facility resulted in unrealized foreign exchange losses of $19,793 and $2,624, respectively. These unrealized losses have been offset by unrealized gains of $24,563 and $3,243 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the three months ended March 31, 2008 and 2007, respectively. These amounts are included net within foreign exchange gains in the Company’s statement of operations.
6. FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157 on January 1, 2008, the first day of fiscal year 2008. Under generally accepted accounting principles in the U.S., certain assets and liabilities must be measured at fair value, and SFAS No. 157 details the disclosures that are required for items measured at fair value.
     SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, as follows:
Level 1 – Quoted prices in active markets for identical assets and liabilities.
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     In order to manage its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt, in November 2005 the Company entered into an interest rate swap arrangement to swap a notional amount of 65 million euros from EURIBOR-based floating rates to fixed rates over the period of January 2006 to January 2010. The swap arrangement was designated as a cash flow hedge. Changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in other comprehensive income until the underlying transaction is recorded.

The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense. For the three months ended March 31, 2008 and 2007, the swap resulted in a reduction to interest expense of $350 and $98, respectively.
     At March 31, 2008, this interest rate swap contract was the Company’s only financial instrument requiring measurement at fair value. The swap is an over-the-counter contract and the inputs utilized to determine its fair value are obtained in quoted public markets. Therefore, the Company has categorized this swap agreement as Level 2 within the fair value hierarchy. At March 31, 2008, the fair value of this instrument was estimated to be an asset of $1,175, which is reported within other assets in the Company’s consolidated balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments.  The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At March 31, 2008, the fair value of the Company’s senior secured notes and senior subordinated notes was estimated to be $150,766 and $138,938, respectively, based on quoted market prices. Under SFAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.
7. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands, and three small, defined benefit pension plans covering certain current or former employees of its German businesses.
     The components of net periodic pension cost for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Service cost of benefits earned	$49	$851
Interest cost on benefit obligations	102	1,308
Expected return on plan assets	(139)	(1,578)
Amortization of unrecognized net gain	(5)	—

Net periodic pension cost	$7	$581

8. OTHER OPERATING EXPENSE (INCOME)
     A summary of the items comprising other expense (income) is as follows:

	Three Months Ended March 31,
	2008	2007
Loss (gain) on sale of property, plant and equipment	$193	$(62)
Royalty expense	58	9
Rental income	(12)	(13)
Other expense (income), net	32	(117)

Other operating expense (income)	$271	$(183)

9. INCOME TAXES
     The Company’s effective tax rate was 482.2% and 61.9% for the three months ended March 31, 2008 and 2007, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Three Months Ended March 31,
	2008	2007
U.S. federal income tax rate	(35.00)%	35.00%
Changes in income tax rate resulting from:
Valuation allowances	457.96	11.71
State and local taxes on income, net of U.S. federal income tax benefit	31.89	1.48
Foreign rate differential	62.75	0.43
Return to provision calculation	(65.59)	—
Non-deductible interest expense	8.90	11.42
Impact of rate changes on deferred tax liabilities	(3.31)	—
Permanent differences	24.61	1.87

Income tax expense	482.21%	61.91%

10. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its sponsors, AEA Investors LLC and its affiliates, who provide various advisory and consulting services. The Company incurred fees, and related expenses, totaling $462 and $375, for services provided under this agreement for the three months ended March 31, 2008 and 2007, respectively.
     The Company had sales to affiliates of AEA Investors LLP totaling $138 and $870 for the three months ended March 31, 2008 and 2007, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LLP totaling $2,219 and $1,566, respectively.

11. SEGMENT AND GEOGRAPHIC INFORMATION
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
     Net sales by reportable segment for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March,
	2008	2007
Protective Packaging	$169,582	$156,765
Flexible Packaging	48,261	42,661
Hospital Supplies	21,106	18,855
Rigid Packaging	21,941	21,998
Eliminations	(1,568)	(1,262)

Net sales	$259,322	$239,017

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

     The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to income (loss) before income taxes:

	Three Months Ended March,
	2008	2007
Segment EBITDA
Protective Packaging	$15,357	$21,088
Flexible Packaging	6,423	6,005
Hospital Supplies	2,664	3,451
Rigid Packaging	1,299	1,661

Total segment EBITDA	25,743	32,205
Corporate expenses	(3,925)	(2,989)
Depreciation and amortization	(13,540)	(12,676)
Interest expense	(12,081)	(11,261)
Interest income	228	47
Foreign exchange gain, net	3,013	573

Income (loss) before income taxes	$(562)	$5,899

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
12. COMPREHENSIVE INCOME
     Total comprehensive income and its components for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(3,272)	$2,247
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	714	21
Net change in fair value of hedging instrument	(422)	107

Comprehensive income (loss)	$(2,980)	$2,375

13. COMMITMENTS AND CONTINGENCIES
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
Financing commitments
     At March 31, 2008, the Company had $9,840 of letters of credit outstanding under its senior credit facilities and other financing lines with local banks.
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
March 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets Cash and cash equivalents	$—	$12,870	$—	$29,641	$—	$42,511
Accounts receivable
Trade, net of allowances	—	—	32,819	126,573	—	159,392
Affiliates	—	75,477	73,221	(662)	(148,036)	—
Other	—	—	468	10,734	—	11,202
Inventories, net	—	—	35,249	86,703	—	121,952
Deferred income taxes	—	134	2,219	675	—	3,028
Due from Pactiv	—	—	—	3,474	—	3,474
Prepayments and other current assets	—	2,960	1,911	5,032	—	9,903

Total current assets	—	91,441	145,887	262,170	(148,036)	351,462
Investment in subsidiaries and intercompany balances	150,861	617,523	—	—	(768,384)	—
Property, plant and equipment, net	—	2,182	79,775	205,694	—	287,651
Other assets
Goodwill	—	—	85,717	68,086	—	153,803
Intangible assets, net	—	—	18,195	30,185	—	48,380
Other	—	9,417	3,997	36,044	—	49,458

Total other assets	—	9,417	107,909	134,315	—	251,641

Total assets	$150,861	$720,563	$333,571	$602,179	$(916,420)	$890,754

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,952	$—	$2,030	$—	$3,982
Accounts payable	—	1,407	21,333	93,703	—	116,443
Accounts payable, affiliates	—	59,395	67,694	20,947	(148,036)	—
Accrued taxes	—	(74)	965	7,628	—	8,519
Accrued payroll and benefits	—	907	3,621	13,134	—	17,662
Accrued interest	—	11,656	—	28	—	11,684
Other	—	—	6,656	15,545	—	22,201

Total current liabilities	—	75,243	100,269	153,015	(148,036)	180,491
Long-term debt	—	494,204	—	809	—	495,013
Intercompany balances	—	—	149,095	326,136	(475,231)	—
Deferred income taxes	—	(1,714)	21,459	17,549	—	37,294
Other	—	1,969	5,757	19,369	—	27,095
Total stockholder’s equity	150,861	150,861	56,991	85,301	(293,153)	150,861

Total liabilities and stockholder’s equity	$150,861	$720,563	$333,571	$602,179	$(916,420)	$890,754

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$8,641	$—	$26,348	$—	$34,989
Accounts receivable
Trade, net of allowances	—	—	32,129	115,916	—	148,045
Affiliates	—	35,386	28,422	(455)	(63,353)	—
Other	—	—	200	18,332	—	18,532
Inventories, net	—	—	32,209	76,705	—	108,914
Deferred income taxes	—	134	2,219	638	—	2,991
Due from Pactiv	—	427	—	6,645	—	7,072
Prepayments and other current assets	—	2,582	2,129	4,476	—	9,187

Total current assets	—	47,170	97,308	248,605	(63,353)	329,730
Investment in subsidiaries and intercompany balances	153,657	599,266	—	—	(752,923)	—
Property, plant and equipment, net	—	—	84,458	192,940	—	277,398
Other assets
Goodwill	—	—	85,717	64,283	—	150,000
Intangible assets, net	—	—	18,659	29,251	—	47,910
Other	—	11,926	4,020	34,335	—	50,281

Total other assets	—	11,926	108,396	127,869	—	248,191

Total assets	$153,657	$658,362	$290,162	$569,414	$(816,276)	$855,319

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,873	$—	$247	$—	$2,120
Accounts payable	—	2,297	19,936	78,093	—	100,326
Accounts payable, affiliates	—	17,911	19,849	25,593	(63,353)	—
Accrued taxes	—	(124)	1,001	13,023	—	13,900
Accrued payroll and benefits	—	1,984	6,199	11,631	—	19,814
Accrued interest	—	6,772	—	3	—	6,775
Other	—	—	7,994	14,442	—	22,436

Total current liabilities	—	30,713	54,979	143,032	(63,353)	165,371
Long-term debt	—	474,912	—	692	—	475,604
Intercompany balances	—	—	149,793	301,575	(451,368)	—
Deferred income taxes	—	(3,170)	21,748	16,011	—	34,589
Other	—	2,250	5,878	17,970	—	26,098
Total stockholder’s equity	153,657	153,657	57,764	90,134	(301,555)	153,657

Total liabilities and stockholder’s equity	$153,657	$658,362	$290,162	$569,414	$(816,276)	$855,319

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$83,750	$177,769	$(2,197)	$259,322
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	64,461	140,230	(2,197)	202,494
Selling, general and administrative	—	3,650	11,273	19,816	—	34,739
Depreciation and amortization	—	83	4,291	9,166	—	13,540
Other operating expense (income), net	—	—	(31)	302	—	271

Total operating costs and expenses	—	3,733	79,994	169,514	(2,197)	251,044

Operating income (loss)	—	(3,733)	3,756	8,255	—	8,278
Interest expense	—	(1,454)	4,625	8,910	—	12,081
Interest income	—	(74)	—	(154)	—	(228)
Foreign exchange (gain) loss	—	(6,484)	—	3,471	—	(3,013)
Equity in loss of subsidiaries	3,272	6,127	—	—	(9,399)	—

Loss before income taxes	(3,272)	(1,848)	(869)	(3,972)	9,399	(562)
Income tax expense (benefit)	—	1,424	(289)	1,575	—	2,710

Net loss	$(3,272)	$(3,272)	$(580)	$(5,547)	$9,399	$(3,272)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$86,447	$154,243	$(1,673)	$239,017
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	62,501	117,174	(1,673)	178,002
Selling, general and administrative	—	3,121	11,153	17,708	—	31,982
Depreciation and amortization	—	—	3,831	8,845	—	12,676
Other operating expense (income), net		—	(156)	(27)	—	(183)

Total operating costs and expenses	—	3,121	77,329	143,700	(1,673)	222,477

Operating income (loss)	—	(3,121)	9,118	10,543	—	16,540
Interest expense	—	(1,512)	5,656	7,117	—	11,261
Interest income	—	(2)	—	(45)	—	(47)
Foreign exchange (gain) loss	—	(882)	(2)	311	—	(573)
Equity in loss of subsidiaries	(2,247)	(2,697)	—	—	4,944	—

Income before income taxes	2,247	1,972	3,464	3,160	(4,944)	5,899
Income tax expense (benefit)	—	(275)	1,442	2,485	—	3,652

Net income	$2,247	$2,247	$2,022	$675	$(4,944)	$2,247

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(3,272)	$(3,272)	$(580)	$(5,547)	$9,399	$(3,272)
Non-cash adjustments	3,272	2,286	4,002	12,995	(9,399)	13,156
Changes in operating assets and liabilities, net of effects of acquisitions	—	5,173	(1,802)	1,816	—	5,187

Cash provided by operating activities	—	4,187	1,620	9,264	—	15,071

Investing activities
Capital expenditures	—	—	(1,625)	(9,238)	—	(10,863)
Other, net	—	—	5	58	—	63

Cash used in investing activities	—	—	(1,620)	(9,180)	—	(10,800)

Financing activities
Repayment of long-term debt	—	(488)	—	—	—	(488)
Other, net	—	—	—	1,731	—	1,731

Cash used in (provided by)	—	(488)	—	1,731	—	1,243
financing activities
Effect of exchange rate changes on cash and cash equivalents	—	530	—	1,478	—	2,008

Increase in cash and cash equivalents	—	4,229	—	3,293	—	7,522
Cash and cash equivalents, beginning of period	—	8,641	—	26,348	—	34,989

Cash and cash equivalents, end of period	$—	$12,870	$—	$29,641	$—	$42,511

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2,247	$2,247	$2,022	$675	$(4,944)	$2,247
Non-cash adjustments	(2,247)	(4,013)	5,273	9,703	4,944	13,660
Changes in operating assets and liabilities	—	37,413	(37,126)	13,996	—	14,283

Cash (used in) provided by operating activities	—	35,647	(29,831)	24,374	—	30,190

Investing activities
Capital expenditures	—	—	(1,557)	(3,542)	—	(5,099)
Proceeds from sale of assets	—	—	62	122	—	184

Cash used in investing activities	—	—	(1,495)	(3,420)	—	(4,915)

Financing activities
Intercompany activity	—	(23,377)	23,377	—	—	—
Repayment of long-term debt	—	(443)	—	—	—	(443)
Other, net	—	—	—	296	—	296

Cash used in (provided by)	—	(23,820)	23,377	296	—	(147)
financing activities
Effect of exchange rate changes on cash and cash equivalents	—	—	—	641	—	641

Increase (decrease) in cash and cash equivalents	—	11,827	(7,949)	21,891	—	25,769
Cash and cash equivalents, beginning of period	—	—	7,949	37,718	—	45,667

Cash and cash equivalents, end of period	$—	$11,827	$—	$59,609	$—	$71,436

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This following discussion and analysis should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
     Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others:
•	risks associated with our substantial indebtedness and debt service;

•	increases in prices and availability of resin and other raw materials, our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our products;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	our ability to meet future capital requirements;

•	general economic or business conditions, nationally, regionally or in the individual markets in which we conduct business, may deteriorate and have an adverse impact on our business strategy, including, without limitation, factors relating to interest rates and gross domestic product levels;

•	risks related to our acquisition or divestiture strategy;

•	our ability to retain management;

•	our ability to protect our intellectual property rights;

•	changes in governmental laws and regulations, including environmental laws and regulations; and

•	other risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC.
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
     Our net sales for the first quarter of 2008 increased $20.3 million, or 8.5%, compared to the first quarter of 2007. Excluding the impact of favorable foreign currency translation and sales from the Petroflax and Besin acquisitions made in the second half of 2007, our 2008 first quarter net sales were 3% lower compared to the prior year quarter.
     Our gross margin (defined as net sales less cost of sales) as a percentage of net sales decreased to 21.9% in the first quarter of 2008, compared to 25.5% in the first quarter of 2007, reflecting the impact of increased raw material and energy-related costs. The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. Resin costs in North America and Europe increased 34% and 14%, respectively, compared to the first quarter of 2007, per the respective market indices. Our freight and utility costs were also comparably higher due to increases in the market prices of fuel and energy.
     In order to mitigate these increases in raw material costs, we implemented a number of selling price increases throughout our businesses in the first quarter of 2008. However, we have experienced a lag in realizing the benefits from these recent price increases relative to the impact of the underlying raw material cost inflation, which has driven the reduction in our gross margin percentage in the first quarter of 2008. Although resin costs stabilized somewhat in the first quarter, we expect continued volatility and remain committed to our disciplined focus on pricing for value and full cost recovery.
     During the three months ended March 31, 2008, our net sales and gross margin were also unfavorably impacted by declining sales volumes as compared to the prior year, principally in our protective packaging businesses, reflecting the very weak economic conditions in the U.S. as well as weakened demand in certain of our European markets.

RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is summarized by segment as follows:

					Change Attributable to the
	Three Months Ended March 31,				Following Factors
	2008	2007			Price /			Currency
	(dollars in thousands)		$ Change	% Change	Mix	Volume	Acquisitions	Translation
Segment:
Protective Packaging	$169,582	$156,765	$12,817	8.2%	0.3%	(4.1)%	5.4%	6.6%
Flexible Packaging	48,261	42,661	5,600	13.1%	0.9%	(0.8)%	—	13.0%
Hospital Supplies	21,106	18,855	2,251	11.9%	(2.2)%	0.1%	—	14.0%
Rigid Packaging	21,941	21,998	(57)	(0.3)%	(1.2)%	(0.2)%	—	1.1%
Intersegment eliminations	(1,568)	(1,262)	(306)	24.2%

Total	$259,322	$239,017	$20,305	8.5%	0.0%	(3.0)%	3.5%	8.0%

     Net sales for the three months ended March 31, 2008 increased 8.5%, or $20.3 million, compared to the same period of 2007, driven primarily by the favorable impact of foreign currency translation of our euro and pound sterling-based operations. We experienced volume declines throughout most of the businesses due to weakened demand; however, on a comparative basis, these declines were offset by volume generated by entities acquired in the second half of 2007.
Segment Net Sales
     For the three months ended March 31, 2008, net sales of our Protective Packaging segment increased 8.2% compared to the same period of 2007. The 2008 first quarter sales growth was driven by favorable foreign currency translation, as well the incremental sales generated by the Petroflax and Besin entities acquired in the second half of 2007. The segment experienced declining volumes in both its U.S and European businesses due primarily to the weakened U.S. and European economies. Excluding the impact of favorable foreign currency effects, net sales for the segment increased 1.6% in the three months ended March 31, 2008.
     Net sales of our Flexible Packaging segment increased 13.1% for the three months ended March 31, 2008 compared to the same period of 2007. Improvements in pricing and product mix were offset by volume shortfalls in the segment’s Egyptian operations. Excluding the impact of favorable foreign currency, 2008 net sales for the segment were comparable to the 2007 period.
     Net sales of our Hospital Supplies segment increased 11.9% for the three months ended March 31, 2008 compared to the same period of 2007. Excluding the impact of favorable foreign currency effects, net sales for the segment decreased 2.1% in the quarter, primarily due to price erosion resulting from the competitive market environment.
     Net sales of our Rigid Packaging segment for the quarter ended March 31, 2008 were relatively flat compared to net sales in the same period of 2007. However, excluding the impact of favorable foreign currency effects, net sales for the segment decreased 1.4% in the quarter, due mainly to product mix during the quarter.

Gross Margin
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales was 21.9% for the three months ended March 31, 2008, compared to 25.5% for the same period of 2007. As mentioned previously, the most significant factor impacting our gross margin was higher resin and other raw material costs. Our underlying raw material costs have steadily increased since the beginning of 2007, which has narrowed the spread between our sales prices and material costs, causing our gross margin as a percent of net sales to go down on a year-over-year and sequential basis. While we have recently implemented selling price increases in response to the higher raw material costs, the full benefit of these increases will be realized in subsequent quarters.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $2.7 million, or 8.6%, for the three months ended March 31, 2008 compared to the same period of 2007. As a percent of net sales, selling, general and administrative costs remained consistent at 13.4% for both the 2008 and 2007 quarters. Excluding the impact of unfavorable foreign currency translation (approximately $2.2 million) and incremental expenses from recent acquisitions (approximately $1.2 million), our 2008 first quarter selling, general and administrative expenses decreased by approximately $0.7 million, reflecting cost savings from headcount reductions and related expenses resulting from our overhead optimization initiatives.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased by $0.9 million, or 6.8%, for the three months ended March 31, 2008 compared to the same period of 2007, with the increase due principally to the impact of foreign currency translation.
Segment Income
     We measure our segments’ operating performance on the basis of segment EBITDA, defined as net sales, less cost of sales, less selling, general and administrative expenses. See Note 11 to the unaudited consolidated financial statements for a reconciliation of total segment EBITDA to consolidated income (loss) before income taxes. Segment EBITDA for the relevant periods is as follows:

	Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Segment:
Protective Packaging	$15,357	$21,088	$(5,731)	(27.2)%
Flexible Packaging	6,423	6,005	418	7.0%
Hospital Supplies	2,664	3,451	(787)	(22.8)%
Rigid Packaging	1,299	1,661	(362)	(21.8)%

Total segment EBITDA	$25,743	$32,205	$(6,462)	(20.1)%

     For the quarter ended March 31, 2008, the Protective Packaging segment’s EBITDA decreased $5.7 million, or 27.2%, compared to the same period of 2007, predominantly due to the impact of higher raw material costs, as well as decreased sales volumes.
     For the quarter ended March 31, 2008, the Flexible Packaging segment’s EBITDA increased $0.4 million, or 7.0%, compared to the same period of 2007. The increase resulted from favorable customer mix, additional productivity improvements, reduced selling, general and administrative costs, and favorable foreign currency translation.
     For the quarter ended March 31, 2008, EBITDA of the Hospital Supplies segment decreased $0.8 million, or 22.8%, compared to the same period of 2007, due primarily to price erosion resulting from competitive market conditions, as well as certain manufacturing inefficiencies.
     For the quarter ended March 31, 2008, the Rigid Packaging segment’s EBITDA decreased $0.4 million, or 21.8%, compared to the same period of 2007 due to unfavorable product mix, higher raw material costs, and sales volume declines.
Interest Expense
     Interest expense increased $0.8 million for the three months ended March 31, 2008 compared to the same period of 2007. This is due primarily to the strengthening of the euro relative to the U.S. dollar, which has increased the U.S. dollar equivalent interest on our euro-denominated debt, as well as higher market interest rates on our euro-denominated variable rate debt.
Foreign Exchange Gain
     In three month periods ended March 31, 2008 and 2007, we generated net foreign exchange gains, most of which relate to net unrealized foreign exchange gains resulting from the revaluation of our euro-denominated third-party debt and inter-company loans.
Income Tax Expense
     Our effective income tax rate was approximately 482.2% for the three months ended March 31, 2008, which compares to 61.9% for the comparable period of 2007. For the 2008 quarter, the Company’s effective rate was increased from a benefit at the U.S. federal statutory rate of 35% primarily due to establishment of additional valuation allowances taken against losses in certain countries that are not certain to result in future tax benefits. For the 2007 period, the Company’s effective rate was increased from the U.S. federal statutory rate also due to the establishment of valuation allowances for non-deductible losses, as well as interest expense incurred in certain foreign businesses that is not deductible for statutory tax purposes.
Net Income (Loss)
     For the three months ended March 31, 2008, we generated a net loss of $3.3 million, compared to net income of $2.2 million for the same period of 2007. As discussed herein, our 2008 first quarter net loss is mainly a result of the lower gross margins achieved during the period due to increased resin and raw material costs.

LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Cash provided by operating activities	$15,071	$30,190
Cash used in investing activities	(10,800)	(4,915)
Cash provided by (used in) financing activities	1,243	(147)
Effect of foreign exchange rate changes	2,008	641

Increase in cash and cash equivalents	$7,522	$25,769

     Operating Activities. For the three months ended March 31, 2008, cash provided by operating activities was $15.1 million, a decrease of $15.1 million from the same period of 2007. The decline was driven by lower earnings in the 2008 period. Additionally, our inventory levels increased more in the 2008 quarter due to higher raw material costs, as well as weaker than anticipated demand for certain of our protective packaging products, particularly in March.
     Investing Activities. Cash used in investing activities totaled $10.8 million for the three months ended March 31, 2008, an increase of $5.9 million compared to the same period of 2007. The increase in cash used in investing activities is due to timing of our 2008 capital expenditures. In the first quarter, we made further investments in new printing and laminating equipment related to the expansion of our flexible packaging capacity. Most of these projects will be commissioned by mid-2008. Additionally, we continued to make investments in inflatable machines within our protective packaging businesses to support growth in this area. In the 2007 quarter, cash used for investing activities of $4.9 million also related primarily to capital expenditures.
     Financing Activities. Cash used in financing activities for both the three months ended March 31, 2008 and 2007 includes scheduled principal payments of approximately $0.5 million on our long-term bank debt, net of activity on capital lease debt. Additionally, in the first quarter of 2008, our other cash provided by financing activities includes short-term borrowings of approximately $1.6 million relating to use of a local euro-based line of credit to fund localized short term working capital requirements.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We currently expect our 2008 capital expenditures to total approximately $28 to $32 million and our 2008 debt service to total approximately $48 million. Our primary source of liquidity will continue to be cash flows from operations, but we also have availability under a $50 million revolving credit facility. At March 31, 2008, we had cash and cash equivalents of $42.5 million.
     Additionally, we had availability of $43.9 million under our revolving credit facility, after taking into account $6.1 million in outstanding letters of credit issued under this facility.
     Senior Secured Credit Facilities. On October 13, 2005, Pregis entered into senior secured credit facilities which provided for a revolving credit facility and two term loans: an $88.0 million term B-1 facility and a €68.0 million term loan B-2 facility, both of which mature in October 2012. The revolving credit facility matures in October 2011 and provides for borrowings of up to $50.0 million, a portion of which may be made available to the Company’s non-U.S. subsidiary borrowers in euros and/or pounds sterling. The revolving credit facility also includes a swing-line loan sub-facility and a letter of credit sub-facility. The revolving credit facility bears interest at a rate equal to, at the Company’s option, (1) an alternate base rate or (2) LIBOR or EURIBOR, plus an applicable margin of 0.375% to 1.00% for base rate advances and 1.375% to 2.00% for LIBOR or EURIBOR advances, depending on the leverage ratio of the Company, as defined in the credit agreement. In addition, the Company is required to pay an annual commitment fee of 0.375% to 0.50% on the revolving credit facility depending on the leverage ratio of the Company, as well as customary letter of credit fees.
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
     As of March 31, 2008, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
     Senior Secured Floating Rate Notes and Senior Subordinated Notes. On October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “senior secured notes”) and $150.0 million aggregate principal amount of 12 3/8% senior subordinate notes due 2013 (the “senior subordinated notes”).
     The senior secured notes mature on April 15, 2013. Interest accrues at a floating rate equal to EURIBOR plus 5.00% per year and is payable quarterly on January 15, April 15, July 15 and October 15 of each year. The senior secured notes are guaranteed on a senior secured basis by Pregis Holding II, Pregis’s immediate parent, and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem some or all of the senior secured notes at redemption prices equal to 101% of their principal amount in the 12 months beginning October 15, 2007 and 100% of their principal amount beginning October 15, 2008. Upon the occurrence of a change of control, Pregis will be required to make an offer to repurchase each holder’s notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
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
     As of December 31, 2007, the capital stock of the following subsidiaries of Pregis constitute collateral for the senior secured floating rate notes:

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
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2007, the value of the collateral for the senior secured floating rate notes totaled approximately $456.1 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $368.5 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $87.6 million). The value of the collateral has not changed materially as of March 31, 2008. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended March 31, 2008 and 2007:

		Ratios
(unaudited)	Covenant	Calculated at March 31,
(dollars in thousands)	Measure	2008		2007
Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	2.5	x	2.6	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	1.8	x	1.6	x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$109,289		$109,142
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occuring in the reporting period)	—	$43,686		$41,521
Secured Indebtedness	—	$191,652		$176,724
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended March 31, 2008 and 2007 as follows:

(unaudited)	Twelve Months Ended March 31,
(dollars in thousands)	2008	2007
Net loss of Pregis Holding II Corporation	$(10,298)	$(4,235)
Interest expense, net of interest income	46,044	43,592
Income tax expense	6,766	8,220
Depreciation and amortization	56,663	53,219

EBITDA	99,175	100,796

Other non-cash charges (income): (1)
Unrealized foreign currency transaction gains, net	(5,061)	(6,274)
Non-cash stock based compensation expense	663	127
Non-cash asset impairment charge	403	—
Impact attributable to application of purchase accounting	—	258
Net unusual or nonrecurring gains or losses: (2)
Nonrecurring charges related to acquisitions and dispositions	5,214	6,238
Other, principally executive management severance and recruiting expenses	4,830	6,299
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	1,981	1,698
Pro forma earnings and costs savings (4)	2,084	—

Adjusted EBITDA (“Consolidated Cash Flow”)	$109,289	$109,142

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, (c) a non-cash trademark impairment charge of $403, determined pursuant to the Company’s 2007 annual impairment test, and (d) purchase accounting adjustments relating to the write-up of inventory to fair value, which was subsequently charged to cost of sales as the inventory was sold.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, including a $3.1 million charge recorded in late-2007 for third party due diligence and legal costs related to a potential acquisition that was ultimately not consummated, (b) severance and related expenses due to the separation of certain former executive management, and (c) in 2007, restructuring costs incurred principally by the flexible packaging segment, net of the nonrecurring gain on an insurance settlement.

(3)	Our indentures also require us to make adjustments for fees paid under the management agreement with AEA Investors LLC.

(4)	Our indentures also permit adjustments to net income on a pro forma basis for certain costs savings that we expect to achieve with respect to acquisitions or dispositions. Therefore, in the twelve months ended March 31, 2008, we have adjusted for (a) approximately $0.6 million relating to pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the June 2007 acquisition of Petroflax, a Romanian protective packaging provider, and (b) approximately $1.5 million for pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the December 2007 acquisition of the European honeycomb manufacturer, Besin. There can be no assurance that we will be able to achieve these comparable earnings or estimated savings in the future.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of March 31, 2008, we had availability of $8.0 million on these lines, after considering outstanding trade letters of credit and bank overdrafts totaling $5.4 million.
     Long-term Liquidity. We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements for the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, a decline in the overall U.S. and European economies, weakening in our end markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other items discussed in the “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2007 may also significantly impact our liquidity.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2007 Annual Report on Form 10-K. Since the date of our 2007 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk has not materially changed since December 31, 2007. For a discussion of our exposure to market risk, see our 2007 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of March 31, 2008 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

PREGIS HOLDING II CORPORATION

Date: May 12, 2008	By:	/s/ D. Keith LaVanway

D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)