Form 10-Q
period 2008-06-30
Pregis Holding II CORP
filed 2008-08-14
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of June 30, 2008.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$26,469	$34,989
Accounts receivable
Trade, net of allowances of $6,199 and $5,313, respectively	172,790	148,045
Other	12,484	18,532
Inventories, net	120,631	108,914
Deferred income taxes	3,052	2,991
Due from Pactiv	2,170	7,072
Prepayments and other current assets	10,295	9,187

Total current assets	347,891	329,730
Property, plant and equipment, net	284,482	277,398
Other assets
Goodwill	153,867	150,000
Intangible assets, net	47,373	47,910
Deferred financing costs, net	8,922	10,080
Due from Pactiv, long-term	14,537	12,229
Pension and related assets	27,455	25,659
Other	3,171	2,313

Total other assets	255,325	248,191

Total assets	$887,698	$855,319

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,195	$2,120
Accounts payable	120,153	100,326
Accrued income taxes	8,956	13,900
Accrued payroll and benefits	17,012	19,814
Accrued interest	7,064	6,775
Other	23,221	22,436

Total current liabilities	178,601	165,371

Long-term debt	494,031	475,604
Deferred income taxes	37,527	34,589
Long-term income tax liabilities	11,792	9,585
Pension and related liabilities	9,683	9,389
Other	7,197	7,124
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	150,093	149,659
Accumulated deficit	(25,429)	(16,588)
Accumulated other comprehensive income	24,203	20,586

Total stockholder’s equity	148,867	153,657

Total liabilities and stockholder’s equity	$887,698	$855,319

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$275,216	$241,530	$534,538	$480,547

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	216,276	180,830	418,770	358,832
Selling, general and administrative	34,436	32,714	69,175	64,696
Depreciation and amortization	13,610	13,818	27,150	26,494
Other operating expense (income), net	3,628	(1)	3,899	(184)

Total operating costs and expenses	267,950	227,361	518,994	449,838

Operating income	7,266	14,169	15,544	30,709
Interest expense	11,820	11,860	23,901	23,121
Interest income	(198)	(385)	(426)	(432)
Foreign exchange loss (gain), net	92	(1,149)	(2,921)	(1,722)

Income (loss) before income taxes	(4,448)	3,843	(5,010)	9,742

Income tax expense	1,121	3,017	3,831	6,669

Net income (loss)	$(5,569)	$826	$(8,841)	$3,073

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income (loss)	$(8,841)	$3,073
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	27,150	26,494
Deferred income taxes	1,428	1,678
Unrealized foreign exchange gain	(3,432)	(1,878)
Amortization of deferred financing costs	1,187	1,079
Loss on disposal of property, plant and equipment	427	62
Stock compensation expense	434	183
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and other receivables, net	(11,413)	(15,377)
Due from Pactiv	5,524	7,935
Inventories, net	(6,732)	(12,033)
Prepayments and other current assets	(903)	348
Accounts payable	14,481	23,501
Accrued taxes	(5,035)	(4,429)
Accrued interest	(116)	129
Other current liabilities	(3,701)	(2,314)
Pension and related assets and liabilities, net	(2,004)	(577)
Other, net	(366)	8

Cash provided by operating activities	8,088	27,882

Investing activities
Capital expenditures	(18,872)	(13,768)
Proceeds from sale of assets	162	209
Other, net	900	(35)

Cash used in investing activities	(17,810)	(13,594)

Financing activities
Repayment of long-term debt	(976)	(897)
Other, net	198	376

Cash used in financing activities	(778)	(521)
Effect of exchange rate changes on cash and cash equivalents	1,980	1,013

Increase (decrease) in cash and cash equivalents	(8,520)	14,780
Cash and cash equivalents, beginning of period	34,989	45,667

Cash and cash equivalents, end of period	$26,469	$60,447

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
Basis of Presentation
     The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141(R) requires an acquiror to measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will also impact the accounting for transaction costs and restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. In addition, under SFAS No. 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occuring outside the measurement period are recorded as a component of income tax expense, rather than goodwill. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of SFAS No. 141(R) are applied prospectively and will impact all acquisitions consummated subsequent to adoption. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141(R).
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial position and results of operations.
3. INVENTORIES
     The major components of net inventories are as follows:

	June 30,	December 31,
	2008	2007
Finished goods	$59,555	$53,247
Work-in-process	20,111	17,318
Raw materials	36,472	34,225
Other materials and supplies	4,493	4,124

	$120,631	$108,914

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill by reportable segment for the six months ended June 30, 2008 are as follows:

	December 31,	Foreign Currency		June 30,
Segment	2007	Translation	Other	2008
Protective Packaging	$95,155	$946	$(25)	$96,076
Flexible Packaging	15,986	919	(466)	16,439
Hospital Supplies	32,882	2,895	(55)	35,722
Rigid Packaging	5,977	17	(364)	5,630

Total	$150,000	$4,777	$(910)	$153,867

     The other changes to goodwill noted above relate primarily to the reversal of valuation allowances established against deferred tax assets in purchase accounting, based on the current expected utilization of such deferred tax assets.
     The Company’s other intangible assets are summarized as follows:

	Average	June 30, 2008		December 31, 2007
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$48,966	$11,085	$47,110	$8,590
Patents	10	519	178	500	141
Non-compete agreements	2	3,150	2,973	3,115	2,770
Software	3	2,028	1,145	1,797	948
Land use rights and other	32	1,709	466	1,540	380
Intangible assets not subject to amortization:
Trademarks and trade names		6,848	—	6,677	—

Total		$63,220	$15,847	$60,739	$12,829

     Amortization expense related to intangible assets totaled $1,222 and $1,478 for the three months ended June 30, 2008 and 2007, respectively, and $2,513 and $2,652 for the six months ended June 30, 2008 and 2007, respectively.

5. DEBT
     The Company’s long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$85,580	$86,020
Term B-2 facility, due October, 2012	104,115	97,033
Senior secured notes, due April, 2013	157,440	145,980
Senior subordinated notes, due October, 2013, net of discount of $2,109 at June 30, 2008 and $2,248 at December 31, 2007	147,891	147,752
Other	1,200	939

Total debt	496,226	477,724
Less: current portion	(2,195)	(2,120)

Long-term debt	$494,031	$475,604

     For the six months ended June 30, 2008 and 2007, the revaluation of the Company’s euro-denominated senior secured notes and Term B-2 facility resulted in unrealized foreign exchange losses of $19,078 and $5,496, respectively. These unrealized losses have been offset by unrealized gains of $23,675 and $6,900 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the six months ended June 30, 2008 and 2007, respectively. These amounts are included net within foreign exchange gains in the Company’s statement of operations.
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
     SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, as follows:
Level 1 — Quoted prices in active markets for identical assets and liabilities.
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
     In order to manage its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt, in November 2005 the Company entered into an interest rate swap arrangement to swap a notional amount of 65 million euros from EURIBOR-based floating rates to fixed rates over the period of January 2006 to January 2010. The swap arrangement was designated as a cash flow hedge. Changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are recorded in other comprehensive income until the underlying transaction is recorded. The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense. For the three and six months ended June 30, 2008, the swap resulted in a reduction to interest expense of $319 and $669, respectively. For the three and six months ended June 30, 2007, the swap resulted in a reduction to interest expense of $138 and $236, respectively.

     At June 30, 2008, this interest rate swap contract was the Company’s only financial instrument requiring measurement at fair value. The swap is an over-the-counter contract and the inputs utilized to determine its fair value are obtained in quoted public markets. Therefore, the Company has categorized this swap agreement as Level 2 within the fair value hierarchy. At June 30, 2008, the fair value of this instrument was estimated to be an asset of $2,708, which is reported within other assets in the Company’s consolidated balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At June 30, 2008, the fair value of the Company’s senior secured notes and senior subordinated notes was estimated to be $144,845 and $144,563, respectively, based on quoted market prices. Under SFAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.
7. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands, and three small, defined benefit pension plans covering certain current or former employees of its German businesses.
     The components of net periodic pension cost for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost of benefits earned	$1,108	$941	$1,157	$1,792
Interest cost on benefit obligations	2,761	1,448	2,863	2,756
Expected return on plan assets	(3,699)	(1,746)	(3,838)	(3,324)
Amortization of unrecognized net gain	(126)	—	(131)	—

Net periodic pension cost	$44	$643	$51	$1,224

8. OTHER OPERATING EXPENSE (INCOME)
     A summary of the items comprising other operating expense (income) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss on disposal of property, plant and equipment	$234	$124	$427	$62
Royalty expense	80	62	138	71
Rental income	(9)	(14)	(21)	(27)
Restructuring expense	2,620	(133)	2,620	(133)
Other expense (income), net	703	(40)	735	(157)

Other operating expense (income)	$3,628	$(1)	$3,899	$(184)

      During the three months ended June 30, 2008, the Company incurred a loss of $570 relating to storm damage at one of its European protective packaging facilities. This charge is included within other expense (income), net above. Additionally, in connection with its initiatives to reduce costs, the Company recorded a restructuring charge of $2,620 during the three months ended June 30, 2008. Restructuring activities are discussed further in Note 9 below.
9. RESTRUCTURING ACTIVITY
     During the fourth quarter of 2007, the Company established a reserve totaling $2,926, representing mostly employee severance and related costs, pursuant to a plan to restructure the workforce within its flexible packaging operations. The activities under the flexible packaging restructuring plan are expected to be substantially complete by the end of 2008.
     During the three months ended June 30, 2008, management approved a company-wide restructuring program to further streamline the Company’s operations and reduce its overall cost structure. Activities include headcount reductions and other overhead cost savings initiatives. For the three months ended June 30, 2008, the Company recorded severance costs totaling $2,620 relating to these initiatives, which costs have been included as a component of other operating expense within the consolidated statement of operations. The Company expects to incur additional severance costs of approximately $2,100 within its protective packaging segment over the remainder of 2008 under these programs. The majority of the severance will be paid in 2008. The Company also expects to fund capital expenditures relating to certain of the cost reduction initiatives totaling approximately $2,700, which will be funded over the remainder of 2008 and into 2009.
     Following is a reconciliation of the restructuring liability for the six months ended June 30, 2008:

	December 31,		Cash	Foreign Currency	June 30,
Segment	2007	Severance	Paid Out	Translation	2008
Protective Packaging	$113	$2,079	$(1,200)	$10	$1,002
Flexible Packaging	2,555	(21)	(1,232)	164	1,466
Hospital Supplies	—	170	—	—	170
Rigid Packaging	—	145	(145)	—	—
Corporate	—	247	(96)	—	151

Total	$2,668	$2,620	$(2,673)	$174	$2,789

10. INCOME TAXES
     The Company’s effective tax rate was 76.5% and 68.5% for the six months ended June 30, 2008 and 2007, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Six Months Ended June 30,
	2008	2007
U.S. federal income tax rate	(35.00)%	35.00%
Changes in income tax rate resulting from:
Valuation allowances	76.53	13.08
State and local taxes on income, net of U.S. federal income tax benefit	1.64	2.58
Foreign rate differential	13.69	2.25
Return to provision calculation	(7.64)	—
Non-deductible interest expense	17.37	13.53
Permanent differences	9.88	2.02

Income tax expense	76.47%	68.46%

11. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its sponsors, AEA Investors LLC and its affiliates, who provide various advisory and consulting services. Fees and expenses incurred under this agreement totaled $462 and $441 for the three months ended June 30, 2008 and 2007, respectively, and $924 and $816 for the six months ended June 30, 2008 and 2007, respectively.
     The Company had sales to affiliates of AEA Investors LLP totaling $83 and $221 for the three and six months ended June 30, 2008 compared to $1,129 and $1,999 for the same periods of 2007, respectively. The Company made purchases from affiliates of AEA Investors LLP totaling $2,878 and $5,097, for the three and six months ended June 30, 2008 compared to $2,028 and $3,594 for the same periods of 2007, respectively.
12. SEGMENT AND GEOGRAPHIC INFORMATION
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
     Hospital Supplies — This segment manufactures and supplies a full range of customizable operating drape products, procedure packs, protection products and sterilization packaging for the health care industry in Europe.

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
     Net sales by reportable segment for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Protective Packaging	$178,583	$154,787	$348,165	$311,552
Flexible Packaging	50,883	43,941	99,144	86,602
Hospital Supplies	21,728	18,341	42,834	37,196
Rigid Packaging	25,642	25,068	47,583	47,066
Eliminations	(1,620)	(607)	(3,188)	(1,869)

Net sales	$275,216	$241,530	$534,538	$480,547

     The Company evaluates performance and allocates resources to its segments based on segment EBITDA, which is calculated internally as gross margin (defined as net sales, less cost of sales excluding amortization and depreciation), less selling, general and administrative expenses (excluding corporate expenses as defined below). Segment EBITDA is a measure of segment profit or loss which is reported to the Company’s chief operating decision maker for purposes of making decisions about allocating resources to the Company’s segments and evaluating segment performance. In addition, segment EBITDA is included herein in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Management believes that segment EBITDA provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment EBITDA should not be considered in isolation or as a substitute for net income (loss) before income taxes or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States. Additionally, the Company’s computation of segment EBITDA may not be comparable to other similarly titled measures computed by other companies.

     The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment EBITDA
Protective Packaging	$15,700	$21,254	$31,057	$42,342
Flexible Packaging	7,192	6,491	13,615	12,496
Hospital Supplies	3,193	2,601	5,857	6,052
Rigid Packaging	1,405	1,791	2,704	3,452

Total segment EBITDA	27,490	32,137	53,233	64,342
Corporate expenses	(2,986)	(4,151)	(6,640)	(7,323)
Other operating income (expense), including restructuring	(3,628)	1	(3,899)	184
Depreciation and amortization	(13,610)	(13,818)	(27,150)	(26,494)
Interest expense	(11,820)	(11,860)	(23,901)	(23,121)
Interest income	198	385	426	432
Foreign exchange gain, net	(92)	1,149	2,921	1,722

Income (loss) before income taxes	$(4,448)	$3,843	$(5,010)	$9,742

     Corporate expenses include the costs of corporate support functions, such as information technology, finance, human resources, legal and executive management which have not been allocated to the segments. Additionally, corporate expenses may include other non-recurring or non-operational activity that the chief operating decision maker excludes in assessing business unit performance. These expenses, along with depreciation and amortization, other operating income/expense and other non-operating activity such as interest expense/income and foreign exchange gains/losses, are not considered in the measure of the segments’ operating performance, but are shown herein as reconciling items to the Company’s consolidated income (loss) before income taxes.
13. COMPREHENSIVE INCOME
     Total comprehensive income and its components for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(5,569)	$826	$(8,841)	$3,073
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,361	1,354	3,075	1,375
Net change in fair value of hedging instrument	964	550	542	657

Comprehensive income (loss)	$(2,244)	$2,730	$(5,224)	$5,105

14. COMMITMENTS AND CONTINGENCIES
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
Financing commitments
     At June 30, 2008, the Company had $9,854 of letters of credit outstanding under its senior credit facilities and other financing lines with local banks.
15. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION
     Pregis Holdings II (presented as Parent in the following schedules), through its 100%-owned subsidiary, Pregis Corporation (presented as Issuer in the following schedules), issued senior secured notes and senior subordinated notes in connection with its acquisition by AEA Investors LLC and its affiliates. The senior notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the senior subordinated notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by Pregis Holdings II and substantially all existing and future 100%-owned domestic restricted subsidiaries of Pregis Corporation (collectively, the “Guarantors”). All other subsidiaries of Pregis Corporation, whether direct or indirect, do not guarantee the senior secured notes and senior subordinated notes (the “Non-Guarantors”). The Guarantors also unconditionally guarantee the Company’s borrowings under its senior secured credit facilities on a senior secured basis.
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
Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
June 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$3,158	$—	$23,311	$—	$26,469
Accounts receivable
Trade, net of allowances	—	—	35,050	137,740	—	172,790
Affiliates	—	116,435	111,139	(1,084)	(226,490)	—
Other	—	—	62	12,422	—	12,484
Inventories, net	—	—	32,513	88,118	—	120,631
Deferred income taxes	—	134	2,218	700	—	3,052
Due from Pactiv	—	—	—	2,170	—	2,170
Prepayments and other current assets	—	2,841	1,763	5,691	—	10,295

Total current assets	—	122,568	182,745	269,068	(226,490)	347,891
Investment in subsidiaries and intercompany balances	148,867	611,302	—	—	(760,169)	—
Property, plant and equipment, net	—	2,017	77,595	204,870	—	284,482
Other assets
Goodwill	—	—	85,597	68,270	—	153,867
Intangible assets, net	—	—	17,847	29,526	—	47,373
Other	—	11,629	3,994	38,462	—	54,085

Total other assets	—	11,629	107,438	136,258	—	255,325

Total assets	$148,867	$747,516	$367,778	$610,196	$(986,659)	$887,698

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,952	$—	$243	$—	$2,195
Accounts payable	—	1,175	21,361	97,617	—	120,153
Accounts payable, affiliates	—	94,348	102,657	29,485	(226,490)	—
Accrued taxes	—	(42)	1,237	7,761	—	8,956
Accrued payroll and benefits	—	335	3,586	13,091	—	17,012
Accrued interest	—	7,064	—	—	—	7,064
Other	—	—	7,961	15,260	—	23,221

Total current liabilities	—	104,832	136,802	163,457	(226,490)	178,601
Long-term debt	—	493,075	—	956	—	494,031
Intercompany balances	—	—	147,000	325,098	(472,098)	—
Deferred income taxes	—	(1,508)	21,291	17,744	—	37,527
Other	—	2,250	5,730	20,692	—	28,672

Total stockholder’s equity	148,867	148,867	56,955	82,249	(288,071)	148,867

Total liabilities and stockholder’s equity	$148,867	$747,516	$367,778	$610,196	$(986,659)	$887,698

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$8,641	$—	$26,348	$—	$34,989
Accounts receivable
Trade, net of allowances	—	—	32,129	115,916	—	148,045
Affiliates	—	35,386	28,422	(455)	(63,353)	—
Other	—	—	200	18,332	—	18,532
Inventories, net	—	—	32,209	76,705	—	108,914
Deferred income taxes	—	134	2,219	638	—	2,991
Due from Pactiv	—	427	—	6,645	—	7,072
Prepayments and other current assets	—	2,582	2,129	4,476	—	9,187

Total current assets	—	47,170	97,308	248,605	(63,353)	329,730
Investment in subsidiaries and intercompany balances	153,657	599,266	—	—	(752,923)	—
Property, plant and equipment, net	—	—	84,458	192,940	—	277,398
Other assets
Goodwill	—	—	85,717	64,283	—	150,000
Intangible assets, net	—	—	18,659	29,251	—	47,910
Other	—	11,926	4,020	34,335	—	50,281

Total other assets	—	11,926	108,396	127,869	—	248,191

Total assets	$153,657	$658,362	$290,162	$569,414	$(816,276)	$855,319

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,873	$—	$247	$—	$2,120
Accounts payable	—	2,297	19,936	78,093	—	100,326
Accounts payable, affiliates	—	17,911	19,849	25,593	(63,353)	—
Accrued taxes	—	(124)	1,001	13,023	—	13,900
Accrued payroll and benefits	—	1,984	6,199	11,631	—	19,814
Accrued interest	—	6,772	—	3	—	6,775
Other	—	—	7,994	14,442	—	22,436

Total current liabilities	—	30,713	54,979	143,032	(63,353)	165,371
Long-term debt	—	474,912	—	692	—	475,604
Intercompany balances	—	—	149,793	301,575	(451,368)	—
Deferred income taxes	—	(3,170)	21,748	16,011	—	34,589
Other	—	2,250	5,878	17,970	—	26,098

Total stockholder’s equity	153,657	153,657	57,764	90,134	(301,555)	153,657

Total liabilities and stockholder’s equity	$153,657	$658,362	$290,162	$569,414	$(816,276)	$855,319

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$91,109	$187,277	$(3,170)	$275,216
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	70,561	148,885	(3,170)	216,276
Selling, general and administrative	—	2,911	11,015	20,510	—	34,436
Depreciation and amortization	—	165	3,981	9,464	—	13,610
Other operating expense, net	—	247	1,071	2,310	—	3,628

Total operating costs and expenses	—	3,323	86,628	181,169	(3,170)	267,950

Operating income (loss)	—	(3,323)	4,481	6,108	—	7,266
Interest expense	—	(1,916)	4,570	9,166	—	11,820
Interest income	—	(40)	—	(158)	—	(198)
Foreign exchange (gain) loss	—	102	—	(10)	—	92
Equity in loss of subsidiaries	5,569	4,182	—	—	(9,751)	—

Loss before income taxes	(5,569)	(5,651)	(89)	(2,890)	9,751	(4,448)

Income tax expense (benefit)	—	(82)	(168)	1,371	—	1,121

Net income (loss)	$(5,569)	$(5,569)	$79	$(4,261)	$9,751	$(5,569)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$86,570	$156,836	$(1,876)	$241,530
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	60,790	121,916	(1,876)	180,830
Selling, general and administrative	—	4,009	10,937	17,768	—	32,714
Depreciation and amortization	—	—	4,935	8,883	—	13,818
Other operating expense (income), net	—	—	27	(28)	—	(1)

Total operating costs and expenses	—	4,009	76,689	148,539	(1,876)	227,361

Operating income (loss)	—	(4,009)	9,881	8,297	—	14,169
Interest expense	—	(787)	5,417	7,230	—	11,860
Interest income	—	(336)	—	(49)	—	(385)
Foreign exchange gain	—	(978)	—	(171)	—	(1,149)
Equity in income of subsidiaries	(826)	(1,586)	—	—	2,412	—

Income (loss) before income taxes	826	(322)	4,464	1,287	(2,412)	3,843

Income tax expense (benefit)	—	(1,148)	2,248	1,917	—	3,017

Net income (loss)	$826	$826	$2,216	$(630)	$(2,412)	$826

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$174,859	$365,046	$(5,367)	$534,538
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	135,022	289,115	(5,367)	418,770
Selling, general and administrative	—	6,561	22,288	40,326	—	69,175
Depreciation and amortization	—	248	8,272	18,630	—	27,150
Other operating expense, net	—	247	1,040	2,612	—	3,899

Total operating costs and expenses	—	7,056	166,622	350,683	(5,367)	518,994

Operating income (loss)	—	(7,056)	8,237	14,363	—	15,544
Interest expense	—	(3,370)	9,195	18,076	—	23,901
Interest income	—	(114)	—	(312)	—	(426)
Foreign exchange (gain) loss	—	(6,382)	—	3,461	—	(2,921)
Equity in loss of subsidiaries	8,841	10,309	—	—	(19,150)	—

Loss before income taxes	(8,841)	(7,499)	(958)	(6,862)	19,150	(5,010)

Income tax expense (benefit)	—	1,342	(457)	2,946	—	3,831

Net loss	$(8,841)	$(8,841)	$(501)	$(9,808)	$19,150	$(8,841)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$173,017	$311,079	$(3,549)	$480,547
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	123,291	239,090	(3,549)	358,832
Selling, general and administrative	—	7,130	22,090	35,476	—	64,696
Depreciation and amortization	—	—	8,766	17,728	—	26,494
Other operating income, net		—	(129)	(55)	—	(184)

Total operating costs and expenses	—	7,130	154,018	292,239	(3,549)	449,838

Operating income (loss)	—	(7,130)	18,999	18,840	—	30,709
Interest expense	—	(2,299)	11,073	14,347	—	23,121
Interest income	—	(338)	—	(94)	—	(432)
Foreign exchange (gain) loss	—	(1,860)	(2)	140	—	(1,722)
Equity in income of subsidiaries	(3,073)	(4,283)	—	—	7,356	—

Income before income taxes	3,073	1,650	7,928	4,447	(7,356)	9,742

Income tax expense (benefit)	—	(1,423)	3,690	4,402	—	6,669

Net income	$3,073	$3,073	$4,238	$45	$(7,356)	$3,073

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(8,841)	$(8,841)	$(501)	$(9,808)	$19,150	$(8,841)
Non-cash adjustments	8,841	7,285	7,636	22,582	(19,150)	27,194
Changes in operating assets and liabilities, net of effects of acquisitions	—	(6,241)	(1,213)	(2,811)	—	(10,265)

Cash provided by (used in) operating activities	—	(7,797)	5,922	9,963	—	8,088

Investing activities
Capital expenditures	—	—	(3,134)	(15,738)	—	(18,872)
Proceeds from sale of assets	—	—	5	157	—	162
Other, net	—	—	—	900	—	900

Cash used in investing activities	—	—	(3,129)	(14,681)	—	(17,810)

Financing activities
Intercompany activity	—	2,793	(2,793)	—	—	—
Repayment of long-term debt	—	(976)	—	—	—	(976)
Other, net	—	—	—	198	—	198

Cash provided by (used in) financing activities	—	1,817	(2,793)	198	—	(778)
Effect of exchange rate changes on cash and cash equivalents	—	497	—	1,483	—	1,980

Decrease in cash and cash equivalents	—	(5,483)	—	(3,037)	—	(8,520)
Cash and cash equivalents, beginning of period	—	8,641	—	26,348	—	34,989

Cash and cash equivalents, end of period	$—	$3,158	$—	$23,311	$—	$26,469

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$3,073	$3,073	$4,238	$45	$(7,356)	$3,073
Non-cash adjustments	(3,073)	(6,502)	12,439	17,275	7,356	27,495
Changes in operating assets and liabilities	—	24,303	(20,466)	(6,523)	—	(2,686)

Cash (used in) provided by operating activities	—	20,874	(3,789)	10,797	—	27,882

Investing activities
Capital expenditures	—	—	(4,694)	(9,074)	—	(13,768)
Proceeds from sale of assets	—	—	92	117	—	209
Other, net	—	—	—	(35)	—	(35)

Cash used in investing activities	—	—	(4,602)	(8,992)	—	(13,594)

Financing activities
Intercompany activity	—	(442)	442	—	—	—
Repayment of long-term debt	—	(897)	—	—	—	(897)
Other, net	—	—	—	376	—	376

Cash used in (provided by) financing activities	—	(1,339)	442	376	—	(521)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,013	—	1,013

Increase (decrease) in cash and cash equivalents	—	19,535	(7,949)	3,194	—	14,780
Cash and cash equivalents, beginning of period	—	—	7,949	37,718	—	45,667

Cash and cash equivalents, end of period	$—	$19,535	$—	$40,912	$—	$60,447

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
     Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others:
•	risks associated with our substantial indebtedness and debt service;

•	increases in prices and availability of resin and other raw materials, our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our products;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	our ability to meet future capital requirements;

•	general economic or business conditions, nationally, regionally or in the individual markets in which we conduct business, may deteriorate and have an adverse impact on our business strategy, including, without limitation, factors relating to interest rates and gross domestic product levels;

•	risks related to our acquisition or divestiture strategy;

•	our ability to retain management;

•	our ability to protect our intellectual property rights;

•	changes in governmental laws and regulations, including environmental laws and regulations;

•	changes in foreign currency exchange rates; and

•	other risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC.
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
     Our net sales for the second quarter and first half of 2008 increased 13.9% and 11.2% over the comparable periods of 2007, respectively. Excluding the impact of favorable foreign currency translation and sales from the Petroflax and Besin acquisitions made in the second half of 2007, our 2008 second quarter net sales increased 1.6% and our 2008 year-to-date net sales were flat compared to the prior year periods. The second quarter net sales benefited from volume growth across all of our businesses, which helped to mitigate volume shortfalls in the first quarter due to the weak economic conditions impacting our U.S. and European markets.
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales was 21.4% and 21.7% for the second quarter and first half of 2008, respectively, compared to 25.1% and 25.3% for the same periods of 2007. The margin decline in the 2008 periods is largely a result of escalating raw material and energy-related costs. The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. Resin costs in North America and Europe have increased 31% and 10%, respectively, compared to the first half of 2007, as measured by the respective market indices. As such, our resin and other raw material costs increased by approximately $10 million and $20 million in the three and six months ended June 30, 2008 compared to the same periods of 2007. As raw material costs continued to be at elevated levels through the second quarter, the selling price increases that we announced late last year and in the first quarter of 2008 have not been sufficient to recover our resin and other input costs at their current rate of increase. Additionally, our freight and utility costs were also comparably higher due to increases in the market prices of fuel and energy.
     We are taking a number of actions in order to mitigate these increases in raw material costs. We have announced additional selling price increases throughout our businesses, to take effect in the third quarter of 2008, which we expect to benefit our margins in the second half of 2008. In addition to implementing selling price increases, we are also committed to improving our profitability through a company-wide restructuring program which is now underway. The program includes headcount reductions and numerous material usage and productivity programs to maximize our operating effectiveness. Successful implementation of the restructuring program will help us further mitigate the impact of the weakened economic environment and drive long-term sustainable profit growth.

RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Three Months Ended June 30,				Price /			Currency
	2008	2007	$ Change	% Change	Mix	Volume	Acquisitions	Translation
	(dollars in thousands)
Segment:
Protective Packaging	$178,583	$154,787	$23,796	15.4%	0.9%	1.2%	5.9%	7.4%
Flexible Packaging	50,883	43,941	6,942	15.8%	(0.9)%	1.9%	—	14.8%
Hospital Supplies	21,728	18,341	3,387	18.5%	(3.5)%	5.7%	—	16.3%
Rigid Packaging	25,642	25,068	574	2.3%	(4.6)%	7.7%	—	(0.8)%
Intersegment eliminations	(1,620)	(607)	(1,013)

Total	$275,216	$241,530	$33,686	13.9%	(0.3)%	1.9%	3.8%	8.5%

     Net sales for the three months ended June 30, 2008 increased 13.9%, or $33.7 million, compared to the same period of 2007, driven primarily by the favorable impact of foreign currency translation of our euro and pound sterling-based operations, volume generated by entities acquired in the second half of 2007, and volume growth within our existing businesses.
     Our net sales for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Six Months Ended June 30,				Price/			Currency
	2008	2007	$ Change	% Change	Mix	Volume	Acquisitions	Translation
	(dollars in thousands)
Segment:
Protective Packaging	$348,165	$311,552	$36,613	11.8%	0.4%	(1.0)%	5.3%	7.1%
Flexible Packaging	99,144	86,602	12,542	14.5%	—	0.5%	—	14.0%
Hospital Supplies	42,834	37,196	5,638	15.2%	(2.8)%	2.8%	—	15.2%
Rigid Packaging	47,583	47,066	517	1.1%	(3.0)%	4.0%	—	0.1%
Intersegment eliminations	(3,188)	(1,869)	(1,319)

Total	$534,538	$480,547	$53,991	11.2%	(0.3)%	(0.3)%	3.5%	8.3%

     Net sales for the six months ended June 30, 2008 increased 11.2%, or $54.0 million, compared to the same period of 2007, driven primarily by the favorable impact of foreign currency translation and volume growth attributed to acquired entities.

Segment Net Sales
     Net sales of our Protective Packaging segment increased 15.4% and 11.8% for the three and six months ended June 30, 2008 compared to the same periods of 2007, respectively, driven by favorable foreign currency translation and revenue generated by the Petroflax and Besin entities acquired in the second half of 2007. In the second quarter, the segment also achieved pricing improvement, primarily from price increases implemented in the U.S. businesses in the first quarter, as well as modest volume growth. On a year-to-date basis, the segment experienced lower volumes, as a result of first quarter volume declines in both its U.S and European businesses due primarily to the weakened U.S. and European economies. Excluding the impacts of favorable foreign currency translation and revenue from acquisitions, net sales for the segment increased 2.1% in the three months ended June 30, 2008 and decreased 0.6% in the six months ended June 30, 2008.
     Net sales of our Flexible Packaging segment increased 15.8% and 14.5% for the three and six months ended June 30, 2008 compared to the same periods of 2007, respectively. The increase in both periods was driven by favorable foreign currency translation and higher product sales volume; however, this was partially offset by unfavorable product mix in the second quarter as a greater portion of the sales volume was lower priced unprinted films. Excluding the impact of favorable foreign currency effects, net sales for the segment increased 1.0% and 0.5% in the three months and six months ended June 30, 2008, respectively.
     Net sales of our Hospital Supplies segment increased 18.5% and 15.2% for the three and six months ended June 30, 2008 compared to the same periods of 2007, respectively, due to favorable foreign currency translation and strong second quarter volumes driven by growth in procedure packs as well as our geographic expansion efforts, partially offset by price erosion resulting from the competitive market environment. Excluding the impact of favorable foreign currency effects, the segment’s net sales increased 2.2% in the three months ended June 30, 2008, while net sales were flat for the six months ended June 30, 2008.
     Net sales of our Rigid Packaging segment increased 2.3% and 1.1% for the three and six months ended June 30, 2008 compared to the same periods of 2007, respectively, driven by higher sales volume of films and thermoformed products, partially offset by price erosion resulting from the competitive market environment. Excluding the impact of foreign currency effects, net sales for the segment increased 3.1% and 1.0% in the three months and six months ended June 30, 2008, respectively
Gross Margin
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales was 21.4% for the three months ended June 30, 2008, compared to 25.1% for the same period of 2007. For the six months ended June 30, 2008, our gross margin as a percentage of net sales was 21.7% compared to 25.3% for the same period of 2007. As mentioned previously, the most significant factor impacting our gross margin for both the quarter and year-to-date periods has been increased resin, fuel, and other raw material costs. Our underlying raw material costs have steadily increased since the beginning of 2007, which has narrowed the spread between our sales prices and material costs, causing our gross margin as a percentage of net sales to decrease on a year-over-year as well as on a sequential basis. We received nominal benefit in the second quarter relating to selling price increases implemented in the first quarter. We expect to realize increased benefit from these and subsequent additional price increases over the remainder of the year.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $1.7 million and $4.5 million for the three and six months ended June 30, 2008 compared to the same periods of 2007, respectively. As a percent of net sales, selling, general and administrative costs decreased to 12.5% and 12.9% in the three and six months ended June 30, 2008, compared to 13.5% for comparable periods of 2007. Excluding the impact of unfavorable foreign currency translation (approximately $2 million and $4 million, respectively) and incremental expenses from recent acquisitions (approximately $1.4 million and $2.6 million, respectively), selling, general and administrative expenses for the three and six months ended June 30, 2008 decreased by approximately $1.7 million and $2.1 million, respectively, reflecting cost savings from headcount reductions and other expense reductions resulting from our overhead optimization initiatives.
Other Operating Expense (Income), net
     For the three and six months ended June 30, 2008, other operating expense (income), net totaled $3.6 million and $3.9 million, respectively. The comparable amounts in 2007 were negligible. In the second quarter of 2008, we recorded restructuring charges of $2.6 million, primarily for severance charges relating to headcount reductions driven by our cost reduction initiatives. See Note 9 to the unaudited consolidated financial statements for details regarding the restructuring reserve activity. In the second quarter of 2008, we also recorded a charge of approximately $0.6 million relating to severe storm damage at our facility located in Wellen, Belgium.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased by $0.2 million for the three months ended June 30, 2008 and increased by $0.7 million for the six months ended June 30, 2008, compared to the respective periods of 2007. While depreciation and amortization expense has increased due to unfavorable foreign currency translation, this has been substantially offset by the impact of lower average depreciation rates resulting from recent additions.
Segment Income
     We measure our segments’ operating performance on the basis of segment EBITDA, defined as net sales, less cost of sales (excluding depreciation and amortization), less selling, general and administrative expenses (excluding corporate expenses). See Note 12 to the unaudited consolidated financial statements for a reconciliation of total segment EBITDA to consolidated income (loss) before income taxes. Segment EBITDA for the relevant periods is as follows:

	Three Months Ended June 30,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Segment:
Protective Packaging	$15,700	$21,254	$(5,554)	(26.1)%
Flexible Packaging	7,192	6,491	701	10.8%
Hospital Supplies	3,193	2,601	592	22.8%
Rigid Packaging	1,405	1,791	(386)	(21.6)%

Total segment EBITDA	$27,490	$32,137	$(4,647)	(14.5)%

	Six Months Ended June 30,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Segment:
Protective Packaging	$31,057	$42,342	$(11,285)	(26.7)%
Flexible Packaging	13,615	12,496	1,119	9.0%
Hospital Supplies	5,857	6,052	(195)	(3.2)%
Rigid Packaging	2,704	3,452	(748)	(21.7)%

Total segment EBITDA	$53,233	$64,342	$(11,109)	(17.3)%

     For the three and six months ended June 30, 2008, the Protective Packaging segment’s EBITDA decreased $5.6 million and $11.3 million compared to the same periods of 2007, predominantly due to the impact of increased raw material and fuel costs, partially offset by savings generated by productivity and cost reduction initiatives.
     For the three and six months ended June 30, 2008, the Flexible Packaging segment’s EBITDA increased $0.7 million and $1.1 million compared to the same periods of 2007. For both periods, the increase reflects savings attributed to productivity improvements, reduced selling, general and administrative costs, and favorable foreign currency translation, partially offset by increased raw material costs.
     For the three and six months ended June 30, 2008, EBITDA of the Hospital Supplies segment increased $0.6 million and decreased $0.2 million compared to the same periods of 2007. EBITDA for the second quarter reflects the impact of sales volume increases, productivity improvements and favorable currency, offset in part by price erosion resulting from competitive market conditions. EBITDA for the six months also reflects the impact of sales volume increases, productivity improvements and favorable currency; however, these were more than offset by price erosion and certain manufacturing inefficiencies in the first quarter.
     For the three and six months ended June 30, 2008, the Rigid Packaging segment’s EBITDA decreased $0.4 million and $0.7 million compared to the same periods of 2007, due to price erosion and higher raw material costs, offset in part by increased sales volumes, productivity and overhead costs reductions.
Interest Expense
     Interest expense for the three months ended June 30, 2008 was relatively flat, while interest expense for the six months ended June 30, 2008 increased $0.8 million compared to the same periods of 2007. In 2008, the U.S. dollar equivalent interest on our euro-denominated debt has increased due to the strengthening of the euro relative to the U.S. dollar; however, this has been offset by a reduction in the second quarter in the LIBOR rate underlying a portion of our senior secured credit facility, as well as the positive impact from the interest rate swap agreement which fixed a portion of our EURIBOR-based floating rate notes. For the three and six months ended June 30, 2008, we have reduced our interest expense by $0.3 million and $0.7 million, respectively, on the basis of settlements from this swap arrangement.

Foreign Exchange Loss (Gain), Net
     In three months ended June 30, 2008, we generated a net foreign exchange loss of $0.1 million, reflecting the net impact of a slight strengthening of the U.S. dollar in the quarter on revaluation of our euro-denominated third-party debt and inter-company loans. For the six months ended June 30, 2008, we generated a net foreign exchange gain of $2.9 million, most of which relates to net unrealized foreign exchange gains resulting from the revaluation of our euro-denominated third-party debt and inter-company loans.
Income Tax Expense
     Our effective income tax rate was approximately 76.5% for the six months ended June 30, 2008, which compares to 68.5% for the six months ended June 30, 2007. For the six months ended June 30, 2008, the Company’s effective rate was increased from a benefit at the U.S. federal statutory rate of 35% primarily due to establishment of additional valuation allowances taken against losses in certain countries that are not certain to result in future tax benefits. For the 2007 period, the Company’s effective rate was increased from the U.S. federal statutory rate also due to the establishment of valuation allowances for non-deductible losses, as well as interest expense incurred in certain foreign businesses that is not deductible for statutory tax purposes.
Net Income (Loss)
     For the three months ended June 30, 2008, we generated a net loss of $5.6 million, compared to net income of $0.8 million for the same period of 2007. For the six months ended June 30, 2008, we generated a net loss of $8.8 million, compared to net income of $3.1 million for the same period of 2007. As discussed herein, our 2008 net loss is mainly a result of the lower gross margins achieved during the period due to increased resin and raw material costs.
LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the six months ended June 30, 2008 compared to the six months ended June 30, 2007:

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Cash provided by operating activities	$8,088	$27,882
Cash used in investing activities	(17,810)	(13,594)
Cash used in financing activities	(778)	(521)
Effect of foreign exchange rate changes	1,980	1,013

Increase (decrease) in cash and cash equivalents	$(8,520)	$14,780

     Operating Activities. For the six months ended June 30, 2008, cash provided by operating activities was $8.1 million, a decrease of $19.8 million from the same period of 2007. The decline was driven by lower earnings in the 2008 period. Additionally, our investment in working capital has increased in the 2008 period. Our inventory levels are higher due to increased raw material costs, while our trade receivables have increased due to the higher level of sales in 2008.

     Investing Activities. Cash used in investing activities totaled $17.8 million for the six months ended June 30, 2008, an increase of $4.2 million compared to the same period of 2007. The increase in cash used in investing activities is due to timing of our 2008 capital expenditures. Through the first six months of 2008, we made further investments in new printing and laminating equipment related to the expansion of our flexible packaging capacity. Additionally, we made significant investments in inflatable machines within our protective packaging businesses to support growth in this area. In the 2007 period, cash used for investing activities of $13.6 million related primarily to capital expenditures.
     Financing Activities. Cash used in financing activities for both the six months ended June 30, 2008 and 2007 includes scheduled principal payments of approximately $0.9 million on our long-term bank debt, net of activity on capital lease debt.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We currently expect our 2008 capital expenditures to total approximately $28 to $32 million and our 2008 debt service to total approximately $48 million. Our primary source of liquidity will continue to be cash flows from operations, but we also have availability under a $50 million revolving credit facility. At June 30, 2008, we had cash and cash equivalents of $26.5 million and availability of $43.9 million under the revolving credit facility, after taking into account $6.1 million in outstanding letters of credit issued under this facility.
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
     As of June 30, 2008, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
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
     The market value of the capital stock of the guarantors and subsidiaries constituting collateral for the senior secured floating rate notes has been estimated by us on an annual basis, using a market approach. At the time of the acquisition of Pregis by AEA Investors LLC and its affiliates, the purchase price paid for these entities was determined based on a multiple of EBITDA, as was contractually agreed in the stock purchase agreement. Since that time, we have followed a similar methodology, using a multiple of EBITDA, based on that of recent transactions of comparable companies, to determine the enterprise value of these entities. To arrive at an estimate of the market value of the entities’ capital stock, we have subtracted from the enterprise value the existing debt, net of cash on hand, and have also made adjustments for the businesses’ relative portion of corporate expenses. We have determined that this methodology is a reasonable and appropriate means for determining the market value of the capital stock pledged as collateral. We intend to complete these estimates of value of the capital stock of these subsidiaries for so long necessary to determine our compliance with the collateral arrangement governing the notes.
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2007, the value of the collateral for the senior secured floating rate notes totaled approximately $456.1 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $368.5 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $87.6 million). The value of the collateral has not changed materially as of June 30, 2008. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
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

     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended June 30, 2008 and 2007:

			Ratios
(unaudited)	Covenant		Calculated at June 30,
(dollars in thousands)	Measure		2008		2007
Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0	x	2.4	x	2.6	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0	x	1.8	x	1.6	x

Consolidated Cash Flow (“Adjusted EBITDA”)	—		$104,000		$112,212
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occuring in the reporting period)	—		$43,758		$42,531
Secured Indebtedness	—		$190,895		$177,448
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended June 30, 2008 and 2007 as follows:

(unaudited)	Twelve Months Ended June 30,
(dollars in thousands)	2008	2007
Net loss of Pregis Holding II Corporation	$(16,693)	$(5,185)
Interest expense, net of interest income	46,191	44,673
Income tax expense	4,870	10,647
Depreciation and amortization	56,455	53,339

EBITDA	90,823	103,474

Other non-cash charges (income): (1)
Unrealized foreign currency transaction gains, net	(4,245)	(4,381)
Non-cash stock based compensation expense	809	187
Non-cash asset impairment charge	403	—
Other non-cash expenses, primarily fixed asset disposals and write-offs	1,117	—
Net unusual or nonrecurring gains or losses: (2)
Nonrecurring charges related to acquisitions and dispositions	4,853	5,280
Other, principally restructuring and severance expenses	7,125	5,888
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	2,002	1,764
Pro forma earnings and costs savings (4)	1,113	—

Adjusted EBITDA (“Consolidated Cash Flow”)	$104,000	$112,212

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, (c) a non-cash trademark impairment charge of $403, determined pursuant to the Company’s 2007 annual impairment test, and (d) other non-cash charges that will not result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, including a $3.1 million charge recorded in the fourth quarter of 2007 for third party due diligence and legal costs related to a potential acquisition that was ultimately not consummated, (b) severance and related expenses due to the separation of certain former executive management and implementation of our cost reduction initiatives, and (c) in 2007, restructuring costs incurred principally by the flexible packaging segment, net of the nonrecurring gain on an insurance settlement.

(3)	Our indentures also require us to make adjustments for fees paid under the management agreement with AEA Investors LLC.

(4)	Our indentures also permit adjustments to net income on a pro forma basis for certain costs savings that we expect to achieve with respect to acquisitions or dispositions. Therefore, in the twelve months ended June 30, 2008, we have adjusted for approximately $1.1 million relating to pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the June 2007 acquisition of Petroflax, a Romanian protective packaging provider and the December 2007 acquisition of the European honeycomb manufacturer, Besin. There can be no assurance that we will be able to achieve these comparable earnings or estimated savings in the future.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of June 30, 2008, we had availability of $13.1 million on these lines, after considering outstanding trade letters of credit and bank overdrafts totaling $3.7 million.
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

Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of June 30, 2008 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PREGIS HOLDING II CORPORATION
Date: August 14, 2008	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)