Form 10-Q
period 2008-09-30
Pregis Holding II CORP
filed 2008-11-14
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of September 30, 2008.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except shares and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$30,038	$34,989
Accounts receivable
Trade, net of allowances of $5,366 and $5,313, respectively	157,467	148,045
Other	12,756	18,532
Inventories, net	114,546	108,914
Deferred income taxes	2,971	2,991
Due from Pactiv	607	7,072
Prepayments and other current assets	9,073	9,187

Total current assets	327,458	329,730
Property, plant and equipment, net	257,777	277,398
Other assets
Goodwill	148,414	150,000
Intangible assets, net	43,592	47,910
Deferred financing costs, net	8,328	10,080
Due from Pactiv, long-term	13,208	12,229
Pension and related assets	25,155	25,659
Other	431	2,313

Total other assets	239,128	248,191

Total assets	$824,363	$855,319

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,125	$2,120
Accounts payable	104,326	100,326
Accrued income taxes	7,880	13,900
Accrued payroll and benefits	16,953	19,814
Accrued interest	11,437	6,775
Other	25,462	22,436

Total current liabilities	168,183	165,371
Long-term debt	465,804	475,604
Deferred income taxes	32,342	34,589
Long-term income tax liabilities	10,780	9,585
Pension and related liabilities	8,658	9,389
Other	7,006	7,124
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Additional paid-in capital	150,337	149,659
Accumulated deficit	(37,391)	(16,588)
Accumulated other comprehensive income	18,644	20,586

Total stockholder’s equity	131,590	153,657

Total liabilities and stockholder’s equity	$824,363	$855,319

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$265,188	$245,163	$799,726	$725,710
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	205,673	188,426	624,443	547,258
Selling, general and administrative	31,232	32,793	100,407	97,489
Depreciation and amortization	13,584	14,242	40,734	40,736
Other operating expense (income), net	4,601	(656)	8,500	(840)

Total operating costs and expenses	255,090	234,805	774,084	684,643

Operating income	10,098	10,358	25,642	41,067
Interest expense	13,392	11,656	37,293	34,777
Interest income	(92)	(465)	(518)	(897)
Foreign exchange loss (gain), net	9,562	(1,805)	6,641	(3,527)

Income (loss) before income taxes	(12,764)	972	(17,774)	10,714
Income tax expense (benefit)	(802)	1,535	3,029	8,204

Net income (loss)	$(11,962)	$(563)	$(20,803)	$2,510

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net income (loss)	$(20,803)	$2,510
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	40,734	40,736
Deferred income taxes	(1,419)	713
Unrealized foreign exchange loss (gain)	6,814	(3,254)
Amortization of deferred financing costs	1,781	1,636
Gain on disposal of property, plant and equipment	(246)	(51)
Stock compensation expense	678	334
Impairment of interest rate swap asset	1,299	—
Gain on insurance settlement	—	(884)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and other receivables, net	(12,024)	(14,384)
Due from Pactiv	6,630	9,202
Inventories, net	(9,738)	(14,249)
Prepayments and other current assets	(143)	1,381
Accounts payable	7,568	15,336
Accrued taxes	(4,778)	(1,551)
Accrued interest	4,577	5,011
Other current liabilities	1,871	1,027
Pension and related assets and liabilities, net	(2,815)	(153)
Other, net	177	(2,994)

Cash provided by operating activities	20,163	40,366

Investing activities
Capital expenditures	(25,270)	(23,162)
Proceeds from sale of assets	1,042	382
Acquisition of business, net of cash acquired	—	(8,898)
Insurance proceeds	1,868	884
Other, net	(593)	(35)

Cash used in investing activities	(22,953)	(30,829)

Financing activities
Repayment of long-term debt	(1,435)	(1,360)
Other, net	62	300

Cash used in financing activities	(1,373)	(1,060)
Effect of exchange rate changes on cash and cash equivalents	(788)	2,748

Increase (decrease) in cash and cash equivalents	(4,951)	11,225
Cash and cash equivalents, beginning of period	34,989	45,667

Cash and cash equivalents, end of period	$30,038	$56,892

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
Basis of Presentation
     The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.
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
2 . RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 6 for additional information.

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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141(R) requires an acquiror to measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will also impact the accounting for transaction costs and restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. In addition, under SFAS No. 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occuring outside the measurement period are recorded as a component of income tax expense, rather than goodwill. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of SFAS No. 141(R) are applied prospectively and will impact all acquisitions consummated subsequent to adoption. The guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. The Company will adopt SFAS No. 141(R) for any business combination occurring at or subsequent to January 1, 2009.
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
3. INVENTORIES
     The major components of net inventories are as follows:

	September 30,	December 31,
	2008	2007
Finished goods	$56,746	$53,247
Work-in-process	18,139	17,318
Raw materials	35,691	34,225
Other materials and supplies	3,970	4,124

	$114,546	$108,914

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill by reportable segment for the nine months ended September 30, 2008 are as follows:

	December 31,	Foreign Currency		September 30,
Segment	2007	Translation	Other	2008
Protective Packaging	$95,155	$1,796	$(73)	$96,878
Flexible Packaging	15,986	(284)	(463)	15,239
Hospital Supplies	32,882	(1,315)	(55)	31,512
Rigid Packaging	5,977	(832)	(360)	4,785

Total	$150,000	$(635)	$(951)	$148,414

     The other changes to goodwill noted above relate primarily to the reversal of valuation allowances established against deferred tax assets in purchase accounting, based on the current expected utilization of such deferred tax assets.
     The Company’s other intangible assets are summarized as follows:

	Average	September 30, 2008		December 31, 2007
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$46,107	$11,339	$47,110	$8,590
Patents	10	492	187	500	141
Non-compete agreements	2	3,062	2,935	3,115	2,770
Software	3	2,379	1,300	1,797	948
Land use rights and other	32	1,529	449	1,540	380
Intangible assets not subject to amortization:
Trademarks and trade names		6,233	—	6,677	—

Total		$59,802	$16,210	$60,739	$12,829

     Amortization expense related to intangible assets totaled $1,149 and $1,285 for the three months ended September 30, 2008 and 2007, respectively, and $3,662 and $3,937 for the nine months ended September 30, 2008 and 2007, respectively.

5. DEBT
The Company’s long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$85,360	$86,020
Term B-2 facility, due October, 2012	92,845	97,033
Senior secured notes, due April, 2013	140,760	145,980
Senior subordinated notes, due October, 2013, net of discount of $2,038 at September 30, 2008 and $2,248 at December 31, 2007	147,962	147,752
Other	1,002	939

Total debt	467,929	477,724
Less: current portion	(2,125)	(2,120)

Long-term debt	$465,804	$475,604

     For the nine months ended September 30, 2008 and 2007, the revaluation of the Company’s euro-denominated senior secured notes and Term B-2 facility resulted in unrealized foreign exchange gains of $8,632 and losses of $17,657, respectively. These unrealized gains and losses have been offset by unrealized losses of $10,784 and gains of $21,857 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the nine months ended September 30, 2008 and 2007, respectively. These amounts are included net within foreign exchange loss (gain) in the Company’s consolidated statement of operations.
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
     Until September 30, 2008, the Company had one outstanding interest rate swap arrangement which had been put in place in November 2005 in order to manage its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt. The swap arrangement was designated as a cash flow hedge and was established to swap a notional amount of 65 million euros from EURIBOR-based floating rates to fixed rates over the period from January 2006 to January 2010. Effective September 15, 2008, the swap counterparty defaulted under the swap arrangement. Up to this point, the swap had been considered a highly effective hedge and changes in the fair value of the instrument were recorded in other comprehensive income (loss). From September 15, 2008 to September 30, 2008, the swap was not considered an effective hedge and the resulting change in fair value of $197 was recorded directly to interest expense. Effective September 30, 2008, the Company terminated the swap and established a receivable for the amount due from the counterparty, estimated to be $1,299. Given the uncertainty of collection, the Company established a reserve against this receivable.
     The cash flow impact of the swap until the date of termination has been accounted for as an adjustment to interest expense. For the three and nine months ended September 30, 2008, the swap resulted in a reduction to interest expense of $346 and $1,015, respectively. For the three and nine months ended September 30, 2007, the swap resulted in a reduction to interest expense of $176 and $413, respectively.
     This interest rate swap contract was the Company’s only financial instrument requiring measurement at fair value. The swap was an over-the-counter contract and the inputs utilized to determine its fair value were obtained in quoted public markets. Therefore, until its termination, the Company had categorized this swap agreement as Level 2 within the fair value hierarchy.
     Effective October 1, 2008, in order to maintain its targeted ratio of variable-rate versus fixed-rate debt, the Company entered into a new interest rate swap arrangement with a different counterparty to swap a notional amount of 65 million euro from EURIBOR-based floating rates to a fixed rate over the period of October 1, 2008 to April 15, 2011. This new swap arrangement was designated as a cash flow hedge and changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and will be recorded in other comprehensive income until the underlying transaction is recorded. The fair value of the swap at inception was zero.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At September 30, 2008, the fair values of the Company’s senior secured notes and senior subordinated notes were estimated to be $129,499 and $105,000, respectively, based on quoted market prices. Under SFAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.
7. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands, and three small, defined benefit pension plans covering certain current or former employees of its German businesses.
     The components of net periodic pension cost for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost of benefits earned	$525	$919	$1,682	$2,711
Interest cost on benefit obligations	1,432	1,414	4,295	4,170
Expected return on plan assets	(1,918)	(1,705)	(5,756)	(5,029)
Amortization of unrecognized net gain	(66)	—	(197)	—

Net periodic pension cost	$(27)	$628	$24	$1,852

8. OTHER OPERATING EXPENSE (INCOME)
     A summary of the items comprising other operating expense (income) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gain on disposal of property, plant and equipment	$(673)	$(113)	$(246)	$(51)
Royalty expense	16	52	154	123
Rental income	(9)	(13)	(30)	(40)
Restructuring expense	5,194	248	7,814	115
Insurance recovery	—	(884)	—	(884)
Other expense (income), net	73	54	808	(103)

Other operating expense (income)	$4,601	$(656)	$8,500	$(840)

     During the nine months ended September 30, 2008, the Company incurred a loss of $670 relating to storm damage at one of its European protective packaging facilities. This charge is included within other expense (income), net above. Additionally, in connection with its initiatives to reduce costs, the Company recorded restructuring charges of $5,194 and $7,814 during the three and nine months ended September 30, 2008. Restructuring activities are discussed further in Note 9 below.
9. RESTRUCTURING ACTIVITY
     During the fourth quarter of 2007, the Company established a reserve totaling $2,926, representing mostly employee severance and related costs, pursuant to a plan to restructure the workforce within its flexible packaging operations. The activities under the flexible packaging restructuring plan are expected to be substantially complete by the end of 2008.
     During the second quarter of 2008, management approved a company-wide restructuring program to further streamline the Company’s operations and reduce its overall cost structure. Activities include headcount reductions and other overhead cost savings initiatives. In the second and third quarters of 2008, the Company recorded severance costs totaling $2,620 and $1,314, respectively, relating to these initiatives.
     During the third quarter of 2008, management approved a cost reduction plan that involves closure of a protective packaging facility located in Eerbeek, The Netherlands. The plan includes relocation of the Eerbeek production lines to other existing company facilities located within Western Europe and reduction of related headcount. As a result, in the third quarter the Company recorded additional severance charges totaling $3,880 million relating to this activity.
     The restructuring costs recorded to date have been included as a component of other operating expense (income) within the consolidated statement of operations, as reflected in Note 8.

     Following is a reconciliation of the restructuring liability for the nine months ended September 30, 2008:

	December 31,		Cash	Foreign Currency	September 30,
Segment	2007	Severance	Paid Out	Translation	2008
Protective Packaging	$113	$7,460	$(2,301)	$(143)	$5,129
Flexible Packaging	2,555	(335)	(1,455)	6	771
Hospital Supplies	—	168	—	(16)	152
Rigid Packaging	—	274	(274)	—	—
Corporate	—	247	(135)	—	112

Total	$2,668	$7,814	$(4,165)	$(153)	$6,164

     The Company expects to incur additional restructuring charges under these programs, relating primarily to severance, of approximately $1,200 and $2,100 within its protective packaging segment in the fourth quarter of 2008 and first half of 2009, respectively. The Company expects to make cash payments for severance of approximately $3,200 in the fourth quarter of 2008 and approximately $6,300 through the first half of 2009. The Company also expects to fund capital expenditures relating to certain of the cost reduction initiatives totaling approximately $2,700, which will be funded over the remainder of 2008 and into 2009.
10. INCOME TAXES
     The Company’s effective tax rate was 17.04% and 76.57% for the nine months ended September 30, 2008 and 2007, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Nine Months Ended September 30,
	2008	2007
U.S. federal income tax rate	(35.00)%	35.00%
Changes in income tax rate resulting from:
Valuation allowances	38.26	15.69
State and local taxes on income, net of U.S. federal income tax benefit	(0.68)	3.25
Foreign rate differential	7.74	3.13
Return to provision calculation	(1.98)	—
Non-deductible interest expense	5.42	10.86
Permanent differences	3.28	8.64

Income tax expense	17.04%	76.57%

11. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its sponsors, AEA Investors LLC and its affiliates, who provide various advisory and consulting services. Fees and expenses incurred under this agreement totaled $324 and $492 for the three months ended September 30, 2008 and 2007, respectively, and $1,248 and $1,308 for the nine months ended September 30, 2008 and 2007, respectively.
     The Company had sales to affiliates of AEA Investors LLP totaling $167 and $388 for the three and nine months ended September 30, 2008 compared to $781 and $2,780 for the same periods of 2007,

respectively. The Company made purchases from affiliates of AEA Investors LLP totaling $2,889 and $7,987, for the three and nine months ended September 30, 2008 compared to $2,285 and $5,880 for the same periods of 2007, respectively.
12. SEGMENT AND GEOGRAPHIC INFORMATION
     The Company’s segments are determined on the basis of its organization and internal reporting to the chief operating decision maker. The Company’s reportable segments are as follows:
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
     Net sales by reportable segment for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Protective Packaging	$172,099	$158,186	$520,264	$469,738
Flexible Packaging	48,894	44,673	148,038	131,275
Hospital Supplies	20,675	18,713	63,509	55,909
Rigid Packaging	25,176	25,326	72,759	72,392
Eliminations	(1,656)	(1,735)	(4,844)	(3,604)

Net sales	$265,188	$245,163	$799,726	$725,710

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
     The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment EBITDA
Protective Packaging	$19,992	$19,205	$51,049	$61,547
Flexible Packaging	7,128	6,467	20,743	18,963
Hospital Supplies	2,925	2,812	8,782	8,864
Rigid Packaging	1,055	2,066	3,759	5,518

Total segment EBITDA	31,100	30,550	84,333	94,892
Corporate expenses	(2,817)	(6,606)	(9,457)	(13,929)
Other operating income (expense), including restructuring	(4,601)	656	(8,500)	840
Depreciation and amortization	(13,584)	(14,242)	(40,734)	(40,736)
Interest expense	(13,392)	(11,656)	(37,293)	(34,777)
Interest income	92	465	518	897
Foreign exchange gain (loss), net	(9,562)	1,805	(6,641)	3,527

Income (loss) before income taxes	$(12,764)	$972	$(17,774)	$10,714

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

13. COMPREHENSIVE INCOME
     Total comprehensive income and its components for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(11,962)	$(563)	$(20,803)	$2,510
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,796)	1,302	(1,721)	2,677
Net change in fair value of hedging instrument	(763)	(372)	(221)	285

Comprehensive income (loss)	$(17,521)	$367	$(22,745)	$5,472

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
Financing commitments
     Lehman Commerical Paper Inc. (“Lehman”) was a participating lender in the Company’s $50 million revolving credit facility within its senior secured credit facilities. As a result of the bankruptcy of Lehman’s parent company, the Company does not expect Lehman to fulfill its commitment under the revolving credit facility, such that the Company’s available line of credit under this facility has effectively been reduced by Lehman’s commitment of $5 million. As of September 30, 2008, the Company had no outstanding borrowings under the revolving credit facility, but had outstanding letters of credit totaling $6,131 issued under this facility. As of September 30, 2008, the Company also had outstanding guarantees and letters of credit issued under other financing lines with local banks totaling $4,374.

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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
September 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$8,839	$—	$21,199	$—	$30,038
Accounts receivable
Trade, net of allowances	—	—	35,052	122,415	—	157,467
Affiliates	—	69,412	67,781	2,198	(139,391)	—
Other	—	—	(145)	12,901	—	12,756
Inventories, net	—	—	33,736	80,810	—	114,546
Deferred income taxes	—	134	2,218	619	—	2,971
Due from Pactiv	—	—	—	607	—	607
Prepayments and other current assets	—	2,758	1,403	4,912	—	9,073

Total current assets	—	81,143	140,045	245,661	(139,391)	327,458
Investment in subsidiaries and intercompany balances	131,590	565,993	—	—	(697,583)	—
Property, plant and equipment, net	—	1,853	77,039	178,885	—	257,777
Other assets
Goodwill	—	—	85,597	62,817	—	148,414
Intangible assets, net	—	—	17,498	26,094	—	43,592
Other	—	8,327	3,993	34,802	—	47,122

Total other assets	—	8,327	107,088	123,713	—	239,128

Total assets	$131,590	$657,316	$324,172	$548,259	$(836,974)	$824,363

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,837	$—	$288	$—	$2,125
Accounts payable	—	1,140	21,858	81,328	—	104,326
Accounts payable, affiliates	—	49,062	54,307	36,022	(139,391)	—
Accrued taxes	—	8	920	6,952	—	7,880
Accrued payroll and benefits	—	201	4,231	12,521	—	16,953
Accrued interest	—	11,437	—	—	—	11,437
Other	—	110	7,217	18,135	—	25,462

Total current liabilities	—	63,795	88,533	155,246	(139,391)	168,183
Long-term debt	—	465,090	—	714	—	465,804
Intercompany balances	—	—	144,343	290,800	(435,143)	—
Deferred income taxes	—	(5,610)	23,083	14,869	—	32,342
Other	—	2,451	5,815	18,178	—	26,444
Total stockholder’s equity	131,590	131,590	62,398	68,452	(262,440)	131,590

Total liabilities and stockholder’s equity	$131,590	$657,316	$324,172	$548,259	$(836,974)	$824,363

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$8,641	$—	$26,348	$—	$34,989
Accounts receivable
Trade, net of allowances	—	—	32,129	115,916	—	148,045
Affiliates	—	35,386	28,422	(455)	(63,353)	—
Other	—	—	200	18,332	—	18,532
Inventories, net	—	—	32,209	76,705	—	108,914
Deferred income taxes	—	134	2,219	638	—	2,991
Due from Pactiv	—	427	—	6,645	—	7,072
Prepayments and other current assets	—	2,582	2,129	4,476	—	9,187

Total current assets	—	47,170	97,308	248,605	(63,353)	329,730
Investment in subsidiaries and intercompany balances	153,657	599,266	—	—	(752,923)	—
Property, plant and equipment, net	—	—	84,458	192,940	—	277,398
Other assets
Goodwill	—	—	85,717	64,283	—	150,000
Intangible assets, net	—	—	18,659	29,251	—	47,910
Other	—	11,926	4,020	34,335	—	50,281

Total other assets	—	11,926	108,396	127,869	—	248,191

Total assets	$153,657	$658,362	$290,162	$569,414	$(816,276)	$855,319

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,873	$—	$247	$—	$2,120
Accounts payable	—	2,297	19,936	78,093	—	100,326
Accounts payable, affiliates	—	17,911	19,849	25,593	(63,353)	—
Accrued taxes	—	(124)	1,001	13,023	—	13,900
Accrued payroll and benefits	—	1,984	6,199	11,631	—	19,814
Accrued interest	—	6,772	—	3	—	6,775
Other	—	—	7,994	14,442	—	22,436

Total current liabilities	—	30,713	54,979	143,032	(63,353)	165,371
Long-term debt	—	474,912	—	692	—	475,604
Intercompany balances	—	—	149,793	301,575	(451,368)	—
Deferred income taxes	—	(3,170)	21,748	16,011	—	34,589
Other	—	2,250	5,878	17,970	—	26,098
Total stockholder’s equity	153,657	153,657	57,764	90,134	(301,555)	153,657

Total liabilities and stockholder’s equity	$153,657	$658,362	$290,162	$569,414	$(816,276)	$855,319

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$95,998	$172,110	$(2,920)	$265,188
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	69,867	138,726	(2,920)	205,673
Selling, general and administrative	—	2,725	10,493	18,014	—	31,232
Depreciation and amortization	—	165	4,011	9,408	—	13,584
Other operating expense, net	—	—	(95)	4,696	—	4,601

Total operating costs and expenses	—	2,890	84,276	170,844	(2,920)	255,090

Operating income (loss)	—	(2,890)	11,722	1,266	—	10,098
Interest expense	—	(249)	4,493	9,148	—	13,392
Interest income	—	(47)	—	(45)	—	(92)
Foreign exchange loss	—	9,262	—	300	—	9,562
Equity in loss of subsidiaries	11,962	3,558	—	—	(15,520)	—

Loss before income taxes	(11,962)	(15,414)	7,229	(8,137)	15,520	(12,764)
Income tax expense (benefit)	—	(3,452)	1,792	858	—	(802)

Net income (loss)	$(11,962)	$(11,962)	$5,437	$(8,995)	$15,520	$(11,962)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$87,812	$159,550	$(2,199)	$245,163
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	66,148	124,477	(2,199)	188,426
Selling, general and administrative	—	6,562	9,070	17,161	—	32,793
Depreciation and amortization	—	—	4,878	9,364	—	14,242
Insurance recovery	—	—	129	(785)	—	(656)

Total operating costs and expenses	—	6,562	80,225	150,217	(2,199)	234,805

Operating income (loss)	—	(6,562)	7,587	9,333	—	10,358
Interest expense	—	(945)	4,876	7,725	—	11,656
Interest income	—	(303)	—	(162)	—	(465)
Foreign exchange (gain) loss	—	(3,591)	—	1,786	—	(1,805)
Equity in income of subsidiaries	563	(654)	—	—	91	—

Income (loss) before income taxes	(563)	(1,069)	2,711	(16)	(91)	972
Income tax expense (benefit)	—	(506)	882	1,159	—	1,535

Net income (loss)	$(563)	$(563)	$1,829	$(1,175)	$(91)	$(563)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$270,857	$537,156	$(8,287)	$799,726
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	204,889	427,841	(8,287)	624,443
Selling, general and administrative	—	9,286	32,781	58,340	—	100,407
Depreciation and amortization	—	413	12,283	28,038	—	40,734
Other operating expense, net	—	247	945	7,308	—	8,500

Total operating costs and expenses	—	9,946	250,898	521,527	(8,287)	774,084

Operating income (loss)	—	(9,946)	19,959	15,629	—	25,642
Interest expense	—	(3,619)	13,688	27,224	—	37,293
Interest income	—	(161)	—	(357)	—	(518)
Foreign exchange loss	—	2,880	—	3,761	—	6,641
Equity in loss of subsidiaries	20,803	13,867	—	—	(34,670)	—

Loss before income taxes	(20,803)	(22,913)	6,271	(14,999)	34,670	(17,774)
Income tax expense (benefit)	—	(2,110)	1,335	3,804	—	3,029

Net income (loss)	$(20,803)	$(20,803)	$4,936	$(18,803)	$34,670	$(20,803)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$260,829	$470,629	$(5,748)	$725,710
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	189,439	363,567	(5,748)	547,258
Selling, general and administrative	—	13,692	31,160	52,637	—	97,489
Depreciation and amortization	—	—	13,644	27,092	—	40,736
Insurance recovery	—	—	—	(840)	—	(840)

Total operating costs and expenses	—	13,692	234,243	442,456	(5,748)	684,643

Operating income (loss)	—	(13,692)	26,586	28,173	—	41,067
Interest expense	—	(3,244)	15,949	22,072	—	34,777
Interest income	—	(641)	—	(256)	—	(897)
Foreign exchange (gain) loss	—	(5,451)	(2)	1,926	—	(3,527)
Equity in income of subsidiaries	(2,510)	(4,937)	—	—	7,447	—

Income before income taxes	2,510	581	10,639	4,431	(7,447)	10,714
Income tax expense (benefit)	—	(1,929)	4,572	5,561	—	8,204

Net income (loss)	$2,510	$2,510	$6,067	$(1,130)	$(7,447)	$2,510

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(20,803)	$(20,803)	$4,936	$(18,803)	$34,670	$(20,803)
Non-cash adjustments	20,803	18,950	13,284	31,274	(34,670)	49,641
Changes in operating assets and liabilities, net of effects of acquisitions	—	(2,033)	(6,688)	46	—	(8,675)

Cash provided by (used in) operating activities	—	(3,886)	11,532	12,517	—	20,163

Investing activities
Capital expenditures	—	—	(6,088)	(19,182)	—	(25,270)
Proceeds from sale of assets	—	—	6	1,036	—	1,042
Insurance proceeds				1,868		1,868
Other, net	—	—	—	(593)	—	(593)

Cash used in investing activities	—	—	(6,082)	(16,871)	—	(22,953)

Financing activities
Intercompany activity	—	5,450	(5,450)	—	—	—
Repayment of long-term debt	—	(1,435)	—	—	—	(1,435)
Other, net	—	—	—	62	—	62

Cash provided by (used in) financing activities	—	4,015	(5,450)	62	—	(1,373)
Effect of exchange rate changes on cash and cash equivalents	—	69	—	(857)	—	(788)

Increase (decrease) in cash and cash equivalents	—	198	—	(5,149)	—	(4,951)
Cash and cash equivalents, beginning of period	—	8,641	—	26,348	—	34,989

Cash and cash equivalents, end of period	$—	$8,839	$—	$21,199	$—	$30,038

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$2,510	$2,510	$6,067	$(1,130)	$(7,447)	$2,510
Non-cash adjustments	(2,510)	(10,126)	18,216	26,254	7,447	39,281
Changes in operating assets and liabilities, net of effects of acquisitions	—	20,754	(14,640)	(7,539)	—	(1,425)

Cash provided by operating activities	—	13,138	9,643	17,585	—	40,366

Investing activities
Capital expenditures	—	—	(6,852)	(16,310)	—	(23,162)
Proceeds from sale of assets	—	—	130	252	—	382
Acquisition of business, net of cash acquired		—	—	(8,898)	—	(8,898)
Insurance proceeds				884		884
Other, net	—	—	—	(35)	—	(35)

Cash used in investing activities	—	—	(6,722)	(24,107)	—	(30,829)

Financing activities
Intercompany activity	—	10,870	(10,870)	—	—	—
Repayment of long-term debt	—	(1,360)	—	—	—	(1,360)
Other, net	—	—	—	300	—	300

Cash used in (provided by) financing activities	—	9,510	(10,870)	300	—	(1,060)
Effect of exchange rate changes on cash and cash equivalents	—	468	—	2,280	—	2,748

Increase (decrease) in cash and cash equivalents	—	23,116	(7,949)	(3,942)	—	11,225
Cash and cash equivalents, beginning of period	—	—	7,949	37,718	—	45,667

Cash and cash equivalents, end of period	$—	$23,116	$—	$33,776	$—	$56,892

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
     Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others:
•	risks associated with our substantial indebtedness and debt service;

•	increases in prices and availability of resin and other raw materials, our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our products;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	our ability to meet future capital requirements;

•	general economic or business conditions, including the possibility of a recession in the U.S. and a worldwide economic slowdown, as well as recent disruptions to the credit and financial markets in the U.S. and worldwide;

•	risks related to our acquisition or divestiture strategy;

•	our ability to retain management;

•	our ability to protect our intellectual property rights;

•	changes in governmental laws and regulations, including environmental laws and regulations;

•	changes in foreign currency exchange rates; and

•	other risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC.
     Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. We do not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments
OVERVIEW
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
     Our net sales for the three and nine months ended September 30, 2008 increased 8.2% and 10.2% over the comparable periods of 2007, respectively. Excluding the impact of favorable foreign currency translation and sales from the Petroflax and Besin acquisitions made in the second half of 2007, our 2008 third quarter net sales increased 2.5% and our 2008 year-to-date net sales were relatively flat compared to the prior year periods. The third quarter net sales benefited from increased pricing within the protective and flexible packaging businesses, which more than offset volume declines in the quarter due to the weakened economic conditions impacting our U.S. and European markets.
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales was 22.4% and 21.9% for the third quarter and first nine months of 2008, respectively, compared to 23.1% and 24.6% for the same periods of 2007. The lower margin percentages in the 2008 periods reflect the impact of higher raw material and energy-related costs, which escalated throughout the first eight months of the year. The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. Although resin costs began to decline from their peak levels in September, through the first nine months of 2008 resin costs in North America and Europe increased 31% and 12%, respectively, compared to the first nine months of 2007, as measured by the respective market indices. Additionally, our freight and utility costs were also comparably higher due to increases in the market prices of fuel and energy.
     We have taken a variety of actions in order to mitigate these increases in raw material and energy-related costs. During the third quarter of 2008, we implemented a number of selling price increases throughout our businesses. We began to realize the benefit from these actions in the third quarter and expect to realize additional benefit over the remainder of the year. In addition to implementing selling price increases, we remain committed to improving our profitability through company-wide restructuring programs which are now underway. The programs include headcount reductions, plant consolidations, and numerous productivity programs to maximize our operating effectiveness. Given the very weak economic conditions within which we are currently operating, including the possibility of a recession in the U.S. and further worldwide economic slowdown, we expect the next few quarters to be challenging. As a result, we are diligently working to identify even further cost reduction opportunities to help mitigate the impact of the weakened economic environment and drive long-term sustainable profit growth.

RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 are summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Three Months Ended September 30,				Price /			Currency
	2008	2007	$ Change	% Change	Mix	Volume	Acquisitions	Translation
	(dollars in thousands)
Segment:
Protective Packaging	$172,099	$158,186	$13,913	8.8%	5.5%	(2.9)%	3.9%	2.3%
Flexible Packaging	48,894	44,673	4,221	9.4%	3.7%	(3.0)%	—	8.7%
Hospital Supplies	20,675	18,713	1,962	10.5%	(1.4)%	2.2%	—	9.7%
Rigid Packaging	25,176	25,326	(150)	(0.6)%	(1.8)%	7.9%	—	(6.7)%
Intersegment eliminations	(1,656)	(1,735)	79

Total	$265,188	$245,163	$20,025	8.2%	3.9%	(1.4)%	2.5%	3.2%

     Net sales for the three months ended September 30, 2008 increased 8.2%, or $20.0 million, compared to the same period of 2007, driven primarily by the favorable impacts of selling price increases and foreign currency translation of our euro-based operations. Additionally, the quarter benefited from incremental volume generated by the Besin entity acquired in the fourth quarter of 2007, partially offset by volume declines in our protective and flexible packaging businesses.
     Our net sales for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 are summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Nine Months Ended September 30,				Price/			Currency
	2008	2007	$ Change	% Change	Mix	Volume	Acquisitions	Translation
	(dollars in thousands)
Segment:
Protective Packaging	$520,264	$469,738	$50,526	10.8%	2.1%	(1.0)%	5.4%	4.3%
Flexible Packaging	148,038	131,275	16,763	12.8%	1.2%	(0.6)%	—	12.2%
Hospital Supplies	63,509	55,909	7,600	13.6%	(2.4)%	2.6%	—	13.4%
Rigid Packaging	72,759	72,392	367	0.5%	(1.0)%	3.7%	—	(2.2)%
Intersegment eliminations	(4,844)	(3,604)	(1,240)

Total	$799,726	$725,710	$74,016	10.2%	1.3%	(0.5)%	3.5%	5.9%

     Net sales for the nine months ended September 30, 2008 increased 10.2%, or $74.0 million, compared to the same period of 2007, driven primarily by the favorable impact of foreign currency translation and incremental volume attributed to the businesses acquired in the second half of 2007.

Segment Net Sales
     Net sales of our Protective Packaging segment increased 8.8% and 10.8% for the three and nine months ended September 30, 2008 compared to the same periods of 2007, respectively. Both periods benefited from favorable foreign currency translation and revenue generated by the Petroflax and Besin entities acquired in the second half of 2007. In both the three and nine month periods, the segment achieved pricing improvement in its U.S. and European operations, as well as volume growth within its inflatable protective packaging systems. However, this volume growth was more than offset by declining volumes in the U.S. and Europe due to weakened economic conditions. Excluding the impacts of favorable foreign currency translation and revenue from acquisitions, net sales for the segment increased 2.6% and 1.1% in the three and nine months ended September 30, 2008, respectively.
     Net sales of our Flexible Packaging segment increased 9.4% and 12.8% for the three and nine months ended September 30, 2008 compared to the same periods of 2007, respectively. The increase in both periods was driven by favorable foreign currency translation and favorable pricing, partially offset by lower volumes primarily due to the economic slowdown in Germany, the segment’s principal market. Excluding the impact of favorable foreign currency effects, net sales for the segment were relatively flat in the three and nine months ended September 30, 2008.
     Net sales of our Hospital Supplies segment increased 10.5% and 13.6% for the three and nine months ended September 30, 2008 compared to the same periods of 2007, respectively, due to favorable foreign currency translation and improved volumes driven by growth in procedure packs as well as our geographic expansion efforts, partially offset by price erosion resulting from the competitive market environment. Excluding the impact of favorable foreign currency effects, the segment’s net sales were relatively flat in the three and nine months ended September 30, 2008.
     Net sales of our Rigid Packaging remained relatively flat for the three and nine months ended September 30, 2008 compared to the same periods of 2007, respectively. However, excluding the impact of unfavorable foreign currency translation of the British pound sterling, net sales for the segment increased 6.1% and 2.8% in the three months and nine months ended September 30, 2008, respectively, driven by higher sales volume of films and thermoformed products, partially offset by price erosion resulting from the competitive market environment.
Gross Margin
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales was 22.4% for the three months ended September 30, 2008, compared to 23.1% for the same period of 2007. For the nine months ended September 30, 2008, our gross margin as a percentage of net sales was 21.9% compared to 24.6% for the same period of 2007. The most significant factor impacting our gross margin for both the quarter and year-to-date periods has been increased resin, fuel, and other raw material costs. Although resin prices have declined recently, our underlying raw material costs steadily increased from the beginning of 2007 through September 2008, which narrowed the spread between our sales prices and material costs, causing our gross margin as a percentage of net sales to decrease on a year-over-year basis. As a result of the recent selling price increases as well as the impact from our continued cost reduction initiatives, the third quarter gross margin as a percentage of net sales improved 100-basis points as compared to the level of 21.4% achieved in the second quarter.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased by $1.6 million for the three months ended September 30, 2008 compared to the same period of 2007. For the nine months ended September 30, 2008, selling, general and administrative expenses increased by $2.9 million. As a percent of net sales, selling, general and administrative costs decreased to 11.8% and 12.6% in the three and nine months ended September 30, 2008, compared to 13.4% for comparable periods of 2007. Excluding the impact of unfavorable foreign currency translation (approximately $1.3 million and $5.4 million, respectively) and incremental expenses from recent acquisitions (approximately $0.9 million and $3.6 million, respectively), selling, general and administrative expenses for the three and nine months ended September 30, 2008 decreased by approximately $3.8 million and $6.1 million, respectively, reflecting cost savings from headcount reductions and other expense reductions resulting from our cost reduction initiatives.
Other Operating Expense (Income), net
     For the three and nine months ended September 30, 2008, other operating expense (income), net totaled $4.6 million and $8.5 million, respectively. In the third quarter of 2008, we recorded restructuring charges of $5.2 million, primarily for severance charges relating to headcount reductions driven by our cost reduction initiatives, including a plan approved in the third quarter to close one of our European plants and consolidate its operations into other existing facilities. See Note 9 to the unaudited consolidated financial statements for details regarding the restructuring reserve activity. Activity for the nine months ended September 30, 2008 includes year-to-date restructuring charges of $7.8 million, as well as a charge of approximately $0.7 million relating to severe storm damage at our facility located in Wellen, Belgium. For the three and nine months ended September 30, 2007, other operating expense (income), net totaled $(0.7) million and $(0.8) million, respectively, relating primarily to $0.9 million of insurance proceeds collected as reimbursement for a printing machine that had been destroyed in the beginning of 2007.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased by $0.7 million for the three months ended September 30, 2008 and was flat for the nine months ended September 30, 2008, compared to the respective periods of 2007. While depreciation and amortization expense has increased due to unfavorable foreign currency translation in the 2008 periods, this has been more than offset by the impact of lower average depreciation rates resulting from recent additions.
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

	Three Months Ended September 30,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Segment:
Protective Packaging	$19,992	$19,205	$787	4.1%
Flexible Packaging	7,128	6,467	661	10.2%
Hospital Supplies	2,925	2,812	113	4.0%
Rigid Packaging	1,055	2,066	(1,011)	(48.9)%

Total segment EBITDA	$31,100	$30,550	$550	1.8%

	Nine Months Ended September 30,
	2008	2007	$ Change	% Change
	(dollars in thousands)
Segment:
Protective Packaging	$51,049	$61,547	$(10,498)	(17.1)%
Flexible Packaging	20,743	18,963	1,780	9.4%
Hospital Supplies	8,782	8,864	(82)	(0.9)%
Rigid Packaging	3,759	5,518	(1,759)	(31.9)%

Total segment EBITDA	$84,333	$94,892	$(10,559)	(11.1)%

     For the three and nine months ended September 30, 2008, the Protective Packaging segment’s EBITDA increased $0.8 million and decreased $10.5 million compared to the same periods of 2007. The improvement in the third quarter reflects the impact of recent selling price increases as well as significant savings generated by productivity and cost reduction initiatives. On a year-to-date basis, the segment realized significant benefits from the selling price increases and productivity and cost reduction initiatives; however, these were not sufficient to offset the impact of increased raw material and fuel costs realized throughout the period.
     For the three and nine months ended September 30, 2008, the Flexible Packaging segment’s EBITDA increased $0.7 million and $1.8 million compared to the same periods of 2007. For both periods, the increase reflects savings attributed to improved pricing, productivity improvements, reduced selling, general and administrative costs, and favorable foreign currency translation, partially offset by increased raw material costs and unfavorable product mix.
     For the three and nine months ended September 30, 2008, EBITDA of the Hospital Supplies segment was relatively flat compared to the same periods of 2007. EBITDA for the third quarter and year-to-date period reflects the impact of sales volume increases, productivity improvements and favorable currency, offset in part by price erosion resulting from competitive market conditions.
     For the three and nine months ended September 30, 2008, the Rigid Packaging segment’s EBITDA decreased $1.0 million and $1.8 million compared to the same periods of 2007, due to price erosion resulting from competitive market conditions as well as higher raw material costs, offset in part by increased sales volumes, productivity and overhead cost reductions.
Interest Expense
     Interest expense for the three and nine months ended September 30, 2008 increased $1.7 million and $2.5 million compared to the same periods of 2007. In the third quarter, we terminated our interest rate swap arrangement due to counterparty default, as discussed in Note 6 to the financial statements. Given the uncertainty of collecting the amount owed to us from the counterparty of approximately $1.3 million, a reserve was established for this amount against interest expense. In addition, the 2008 periods reflect the impacts of higher U.S. dollar equivalent interest on our euro-denominated debt due to a stronger euro relative to the U.S. dollar in the 2008 period and higher EURIBOR-based rates underlying a portion of our floating rate debt, partially offset by the positive cash flow impact from the interest rate swap agreement received prior to its termination. For the three and nine months ended September 30, 2008, we have reduced our interest expense by $0.3 million and $1.0 million, respectively, on the basis of settlements from this swap arrangement.
Foreign Exchange Loss (Gain), net
     A portion of our third-party debt is denominated in euro and revalued to U.S. dollars at our month-end reporting periods. We also maintain an intercompany debt structure, whereby Pregis Corporation has provided euro-denominated loans to certain of its foreign subsidiaries and these and other foreign subsidiaries have provided euro-denominated loans to certain U.K. based subsidiaries. At each month-end reporting period we recognize unrealized gains and losses on the revaluation of these instruments, resulting from the fluctuations between the U.S. dollar and euro exchange rate, as well as the pound sterling and euro exchange rate.
     In three and nine months ended September 30, 2008, we recognized net foreign exchange losses of $9.6 and $6.6 million, respectively. The losses in the quarter reflect the relative strength of the U.S. dollar at the end of September 2008 when we revalued our euro-denominated third-party debt and inter-company loans. The losses for the nine month period are also attributed to the stronger U.S. dollar, as well as the weakening of the pound sterling compared to the euro as it relates to that portion of the intercompany debt. This compares to the three and nine month periods ended September 30, 2007, in which we recognized net foreign exchange gains of $1.8 million and $3.5 million, respectively, due to the impact of a weakening U.S. dollar to the euro and a weakening pound sterling to the euro with respect to revaluation of our euro-denominated third-party debt and inter-company loans.
Income Tax Expense
     Our effective income tax rate was approximately 17.0% for the nine months ended September 30, 2008, which compares to 76.6% for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, the Company’s effective rate was increased from a benefit at the U.S. federal statutory rate of 35% primarily due to establishment of additional valuation allowances taken against losses in certain countries that are not certain to result in future tax benefits. For the 2007 period, the Company’s effective rate was increased from the U.S. federal statutory rate also due to the establishment of valuation allowances for non-deductible losses, as well as interest expense incurred in certain foreign businesses that is not deductible for statutory tax purposes.
Net Income (Loss)
     For the three and nine months ended September 30, 2008, we generated net losses of $12.0 million and $20.8 million, respectively, compared to a net loss of $0.6 million and net income of $2.5 million for the comparable periods of 2007, respectively. As discussed herein, the 2008 net losses are mainly a result of the lower gross margins achieved during the periods due to increased resin and raw material costs, as well as the impact of unrealized foreign exchange losses due to the strengthening U.S. dollar compared to unrealized foreign exchange gains in the 2007 periods.

LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007:

	Nine Months Ended September 30,
	2008	2007
	(dollars in thousands)
Cash provided by operating activities	$20,163	$40,366
Cash used in investing activities	(22,953)	(30,829)
Cash used in financing activities	(1,373)	(1,060)
Effect of foreign exchange rate changes	(788)	2,748

Increase (decrease) in cash and cash equivalents	$(4,951)	$11,225

     Operating Activities. Cash provided by operating activities decreased by $20.2 million during the nine months ended September 30, 2008 compared to the same period of 2007 primarily due to lower earnings.
     Investing Activities. Cash used in investing activities totaled $23.0 million for the nine months ended September 30, 2008, a decrease of $7.9 million compared to the same period of 2007. Our 2007 investing activities included $8.9 million for the acquisition of the Petroflax business in Romania, which was acquired in July 2007. Our primary use of cash for investing activities is for capital expenditures, which totaled $25.3 million in the 2008 period compared to $23.2 million in the 2007 period. Our 2008 capital expenditures include investments in new printing and laminating equipment related to the expansion of our flexible packaging capacity, as well as significant investments in inflatable machines within our protective packaging businesses to support growth in this area.
     Financing Activities. Cash used in financing activities for both the nine months ended September 30, 2008 and 2007 includes scheduled principal payments of approximately $1.4 million on our long-term bank debt, net of activity on capital lease debt.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We expect our 2008 capital expenditures to total approximately $30 to $32 million and our 2008 debt service to total approximately $48 million. At September 30, 2008, we had cash and cash equivalents of $30.0 million. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents to ensure safety of principal while achieving a satisfactory yield on those funds. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     Our primary source of liquidity will continue to be cash flows from operations, but we also have availability under a $50 million revolving credit facility. Lehman Commerical Paper Inc. (Lehman) was a participating lender in our revolving credit facility. As a result of the bankruptcy of Lehman’s parent company, we do not expect Lehman to fulfill its commitment under the revolving credit facility, such that our available line of credit under this facility has effectively been been reduced by Lehman’s commitment of $5 million. Therefore, as of September 30, 2008, we had availability of $38.9 million under the revolving credit facility, after taking into account $6.1 million in outstanding letters of credit issued under this facility as well as the commitment reduction noted.

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
     As of September 30, 2008, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
     Senior Secured Floating Rate Notes and Senior Subordinated Notes. On October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “senior secured notes”) and $150.0 million aggregate principal amount of 12 3/8% senior subordinated notes due 2013 (the “senior subordinated notes”).
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
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2007, the value of the collateral for the senior secured floating rate notes totaled approximately $456.1 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $368.5 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $87.6 million). The value of the collateral has not changed materially as of September 30, 2008. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended September 30, 2008 and 2007:

			Ratios
(unaudited)	Covenant		Calculated at September 30,
(dollars in thousands)	Measure		2008		2007
Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0	x	2.3	x	2.7	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0	x	1.7	x	1.6	x

Consolidated Cash Flow (“Adjusted EBITDA”)	—		$107,448		$114,112
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occuring in the reporting period)	—		$45,841		$42,404
Secured Indebtedness	—		$179,207		$181,932
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended September 30, 2008 and 2007 as follows:

(unaudited)	Twelve Months Ended September 30,
(dollars in thousands)	2008	2007
Net loss of Pregis Holding II Corporation	$(28,092)	$(3,553)
Interest expense, net of interest income	48,300	44,818
Income tax expense	2,533	11,801
Depreciation and amortization	55,797	54,717

EBITDA	78,538	107,783

Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	7,846	(6,109)
Non-cash stock based compensation expense	902	269
Non-cash asset impairment charge	403	—
Other non-cash expenses, primarily fixed asset disposals and write-offs	427	—
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severance and related expenses	12,409	5,051
Nonrecurring charges related to acquisitions and dispositions	4,512	3,044
Other unusual or nonrecurring gains or losses	123	792
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	1,834	1,802
Pro forma earnings and costs savings (4)	454	1,480

Adjusted EBITDA (“Consolidated Cash Flow”)	$107,448	$114,112

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, (c) a non-cash trademark impairment charge of $403, determined pursuant to the Company’s 2007 annual impairment test, and (d) other non-cash charges that will not result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) severance and restructuring expenses due to implementation of our various cost reduction initiatives, including costs for 2007 restructuring activities within the flexible packaging segment, and severance and related expenses due to separation of certain former executive management, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, including a $3.1 million charge recorded in the fourth quarter of 2007 for third party due diligence and legal costs related to a potential acquisition that was ultimately not consummated, and (c) other unusual or nonrecurring charges, net of the nonrecurring gain on an insurance settlement.

(3)	Our indentures also require us to make adjustments for fees paid under the management agreement with AEA Investors LLC.

(4)	Our indentures also permit adjustments to net income on a pro forma basis for certain costs savings that we expect to achieve with respect to acquisitions or dispositions. Therefore, in the twelve months ended September 30, 2008, we have adjusted for approximately $0.5 million relating to pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the December 2007 acquisition of the European honeycomb manufacturer, Besin. There can be no assurance that we will be able to achieve these comparable earnings or estimated savings in the future.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of September 30, 2008, we had availability of $11.3 million on these lines, after considering outstanding trade letters of credit and guarantees totaling $4.4 million.

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
Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of September 30, 2008 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
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
Item 1A. Risk Factors
     Except for the risk factors noted below, there have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.
Difficult conditions and extreme volatility in capital, credit and commodities markets and in the global economy could have a material adverse effect on our business, financial condition and results of operations, and we do not know if these conditions will improve in the near future.
     Our business, financial condition and results of operations could be materially adversely affected by the difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy. These factors, combined with rising energy prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a recession in the United States and globally. The difficult conditions in these markets and the overall U.S. and global economy affect us in a number of ways. For example:
•	Although we believe we have sufficient liquidity under our revolving credit facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all. As discussed elsewhere, we believe that Lehman will not be able to honor its $5 million commitment under our $50 million revolving credit facility.

•	Market conditions could cause the counterparties to the derivative financial instruments we use to hedge our exposure to interest rate fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become even more costly as a result of these conditions. As discussed elsewhere, Lehman defaulted on its interest rate hedge and we replaced Lehman with a different counterparty beginning on October 1, 2008.

•	Recent market volatility could make it difficult for us to raise capital in the public markets, if we needed to do so.

•	Market conditions could result in our significant customers experiencing financial difficulties. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.
     The turmoil in the global economy may also impact our business, financial condition and results of operations in ways we cannot currently predict. We do not know if market conditions or the state of the overall U.S. or global economy will improve in the near future.

Our business may be interrupted due to focus on our restructuring activities, and we may not be able to achieve cost savings as a result of our restructuring efforts and productivity and cost reduction initiatives.
     Since the end of 2007 we have sought to achieve savings through various restructuring efforts and productivity and cost reduction initiatives. However, there can be no assurance that we will be able to achieve savings from these efforts, at meaningful levels or at all. There are many factors which affect our ability to achieve savings as a result of productivity and cost reduction initiatives, such as difficult economic conditions, increased costs in other areas, the effects of and costs related to newly acquired entities, and mistaken assumptions. In addition, any actual savings may be balanced by incremental costs that were not foreseen at the time of the restructuring or cost reduction initiatives. As a result, savings may not be achieved on the timetable desired or at all. Additionally, while we execute these restructuring activities to achieve these savings, it is possible that our attention may be diverted from our ongoing operations which may have a negative impact on our ongoing operations.
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

	PREGIS	HOLDING II CORPORATION

Date: November 14, 2008	By:	/s/ D. Keith LaVanway D. Keith LaVanway
Chief Financial Officer (principal financial
officer and principal accounting officer)