Form 10-K
period 2008-12-31
Pregis Holding II CORP
filed 2009-03-27
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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
(847) 597-2200
(Registrant’s Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange
Title of each class	on which registered
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
     There is no public market for the Company’s common stock. There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of December 31, 2008 and as of March 27, 2009.
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
ITEM 1. BUSINESS
The Company
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. In the fourth quarter of 2008, we began reporting the operations of our flexible packaging, hospital supplies and rigid packaging businesses as one reportable segment, Specialty Packaging, to be aligned with changes in our internal management structure. As a result of this change, we now report two reportable segments:
•	Protective Packaging, which manufactures, markets, sells and distributes protective packaging products in North America and Europe; and

•	Specialty Packaging, which focuses on the development, production and marketing of innovative packaging solutions for food, medical, and other specialty packaging applications, primarily in Europe.
     Additional quantitative disclosures with respect to our reportable segments and further discussion regarding our 2008 change in reportable segments is presented in Note 18 to the audited financial statements included within this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Report and incorporated herein by reference.
Competitive Strengths
     We believe we are distinguished by the following competitive strengths:
•	Leading Positions in Fragmented Markets. As one of the leading providers of protective packaging products as well as a leading competitor in our target markets in European specialty packaging solutions, we benefit from our broad product offering, scale, expertise in innovation, long standing customer relationships and diverse end-markets. Our specialty packaging businesses focus on non-commodity, specialized niche market segments with deep, collaborative customer relationships, high service expectations and exacting product requirements.

•	Broad Product Offering Combined with Customer-Focused Service. We believe we offer one of the broadest product lines in the packaging industry. Many of our customers tend to purchase multiple packaging products from manufacturers and our ability to bundle products reduces customer cost and simplifies procurement requirements. We also offer highly customized, value-added packaging solutions to attractive markets. Examples of these tailored solutions include customized shapes, customized laminates and other design services. In addition to our broad product line and customized solutions, we provide our customers with levels of quality, lead times, logistics and design services that we believe are among the most competitive in the packaging industry.

•	Advanced, Low-Cost Manufacturing. We benefit from a number of competitive advantages that help us compete effectively in our markets. For example:
•	Manufacturing technologies and capabilities for our products depend on advanced technological know-how. We have made significant capital expenditures in our businesses in recent years to improve

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
•	Many of the products in our industry are lightweight with an estimated cost-effective shipping radius in the industry of approximately 200 to 400 miles. In addition, many of our customers seek broad geographic coverage and timely, often overnight, deliveries. Our expansive manufacturing and distribution network, which included a network of 46 facilities in 18 countries as of December 31, 2008, allows us to provide our customers with the geographic scale and service levels required to meet their needs. For example, we are the only manufacturer of kraft honeycomb products that can offer a national presence throughout the United States and much of Western Europe.

•	Our ability to procure lower cost raw materials due to our scale, coupled with our efficient manufacturing assets, enables us to maintain a cost structure which we believe to be lower than that of many of our competitors, which helps drive revenue growth and improve profitability.
•	Significant Diversification. Our business is well balanced with a diversified range of product offerings, geographical markets, end-markets and customers. We believe we offer one of the broadest product lines in the packaging industry. Geographically, we serve markets in North America, Europe and, to a lesser extent, other regions of the world. We also benefit from a diverse set of end-markets served and a diverse customer base, with our largest customer representing less than 2% of sales in 2008. We believe this diversity helps reduce overall business risk, enhances our revenue stability and provides us with opportunities for growth resulting from changing customer needs and market trends.

•	Track Record of Customization and Innovation. Our focus on customized solutions is a key factor in our ability to grow by satisfying our customers’ changing needs. Examples of customization include surgical and procedure kits tailored to the needs of a hospital or an individual physician; custom print, decoration and barrier properties in flexible films; custom thermoformed container shapes and closure designs for the foodservice market; and die-cut and application-specific customized products for protective packaging’s Hexacomb® product line. The ability to innovate is a key factor in our ability to expand our product lines and meet shifts in market demand. For example, the Protective Packaging segment recently introduced a new family of “green” products to address the growing need for sustainable packaging alternatives. These products include Astro-Bubble® Green, the first air cushioning bubble product made with recycled-content. Also included in our sustainable product portfolio are Astro-Bubble® Renew, Absolute EZ-Seam Renew™ (recycled content floor underlayment), Hefty Express® mailers and Jiffy™ Green bubble rolls and mailer products. In addition, we believe our Protective Packaging business is one of only two manufacturers of extruded engineered foam in both North America and Europe and the only producer of polypropylene sheet foam in North America. We believe that our customized and innovative products provide additional value to our customers.

•	Experienced Management Team and Strong Equity Sponsorship. Our senior managers have extensive engineering, manufacturing and finance backgrounds. Our management team has demonstrated its ability to improve our competitive position by successfully developing and executing our global business strategy. Our management team has led the implementation of lean and other productivity programs, as well as internal and acquisitive expansion efforts, which position us for future growth and margin expansion. We also benefit from our equity sponsor’s relationships, knowledge of the packaging, specialty chemicals and consumer products industries, and significant investment experience in separating and optimizing carve-out divisions of larger organizations.

Business Strategy
     We are pursuing a business strategy developed to increase revenue and cash flow. The key components of this strategy are:
•	Utilize Our Market Credibility. We are continuing to use our broad product offering, expansive geographic coverage, advanced manufacturing technologies and leading service levels to drive our growth. We also plan to continue to pursue initiatives that further broaden our product lines in the packaging industry. Our diversity of end-markets and customers, as well as our knowledge of trends and customer preferences, help us identify new business and product opportunities. Our product development teams continue to seek to enhance and expand the use of existing products as well as work collaboratively with our customers to design new products. We are also continuing to focus our efforts on the development of products that can provide immediate value to our customers and meet their performance requirements and quality expectations.

•	Continue Customer-Focused Service. We have successfully differentiated ourselves through a reputation for customer-focused, high quality service. We intend to further enhance our service levels by using our strong relationships with customers and end-users to gain industry and consumer insight into emerging trends and customer preferences. We implement our customer-focused strategy through a regional sales and distribution infrastructure, tailored to fit the needs of our customers and end-markets. The key elements of this strategy require us to develop and maintain long-standing relationships and partnerships with our customers. We intend to continue to use this strategy to capture increased value for our products and services.

•	Maintain Technological Know-How and Low-Cost Manufacturing Position. We have made substantial investments to develop advanced packaging manufacturing technologies, and as a result we have a significant portfolio of industry-leading products and technologies. We continue to invest in advanced manufacturing capabilities and low-cost facilities in order to enable us to produce higher value-added products, further broaden our product offering and improve profitability.

•	Continue to Use Our International Platform. We intend to continue to share products, technologies, manufacturing processes and best practices, and research and development resources across our protective packaging operations in North America and Europe. In addition, we are using this international platform to introduce new products and technologies more efficiently, obtain information on distribution channels and end-markets, and re-deploy manufacturing assets and sales personnel as needed to capitalize on emerging trends in the markets we serve.
History
     Pregis Holding II is a Delaware corporation formed in 2005. AEA Investors LP and certain of its affiliates (the “Sponsors” or “AEA Investors”), formed Pregis, Pregis Holding I, and Pregis Holding II for the purpose of acquiring all of the outstanding shares of capital stock of the global protective packaging and European specialty packaging businesses of Pactiv Corporation (the “Acquisition”). AEA Investors entered into a stock purchase agreement on June 23, 2005 with respect to the Acquisition, and the Acquisition was consummated on October 13, 2005. The adjusted purchase price for the Acquisition was $559.7 million, after giving effect to direct costs of the Acquisition, pension plan funding of $20.1 million, and post-closing working capital and indebtedness adjustments. The Stock Purchase Agreement also indemnifies the Company for payment of certain liabilities relating to the pre-Acquisition period.
     The Acquisition was financed with the proceeds from the offering of Pregis’s Second Priority Senior Secured Floating Rate Notes due 2013 and 12.375% Senior Subordinated Notes due 2013, borrowings under Pregis’s senior secured credit facilities and an equity contribution to Pregis Holding I by AEA Investors.

Available Information
     We make available our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports on our website as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission. These reports are available, free of charge, at www.pregis.com. These reports may also be obtained at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports and other information regarding SEC registrants, including Pregis.
Products and Services
     Our broad, industry-leading product offerings include protective packaging, flexible packaging, rigid packaging, and medical supplies and packaging and serve a diversified range of end-markets. Our products are primarily plastic resin- and plastic film-based but also include products derived from kraft paper and other raw materials. Our protective packaging products are used for cushioning, void-fill, surface protection, containment and blocking and bracing. Our Protective Packaging business also acts as a distributor of protective packaging products in certain European markets, including the United Kingdom and Central Europe. Our specialty packaging products serve niche market segments with customized, value-added packaging solutions. The table below provides an overview of products and end-markets served within our segments.

	Protective Packaging	Specialty Packaging
Products	Protective mailers	Flexible packaging:
	Air-encapsulated cushion products	Bags
	Inflatable airbag systems	Pouches
	Sheet foam	Labels
Engineered foam
	Honeycomb	Rigid packaging:
	Paper packaging systems	Thermoformed foodservice containers
Custom packaging

Medical supplies and packaging: Operating drapes and gowns Surgical procedure packs Medical packaging

End-Markets Served	General industrial	Fresh food
	High tech electronics	Dry food
	Furniture manufacturing	Consumer products
	Building products	Foodservice
	Retail	Hospitals
	Agriculture	Healthcare
     We manufacture protective packaging products in North America and Europe. We currently manufacture our specialty packaging products in Germany, the United Kingdom, Egypt, and Bulgaria.

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
     Specialty Packaging Products
     Flexible Packaging Products
     Films. Films include film-on-the-reel consisting of high quality mono and co-extruded laminated polyethylene films for the fresh, dry and frozen foods, confectionary, hygiene, medical and consumer goods markets, as well as mono, modified atmospheric packaging base and top web clear and colored films with easy peel or fusion seal.
     Bags. Bag products include printed polyethylene bags for the household, personal care, horticultural and medical markets and reclosable bags.
     Pouches. Pouch products include laminated stand-up pouches, printed in up to ten colors, for food, hygienic and medical markets.
     Labels. Labels include shrink, stretch and wrap-around labels for glass and plastic bottles, printed in up to ten colors.
     Rigid Packaging Products
     Custom packaging. Custom packaging consists of individually customized packaging for food and foodservice products, including snacks, salads, confectionery, biscuits and prepared meals. A dedicated design and technology facility in Stanley, United Kingdom offers a full range of services covering the product development process from drafting of initial concepts in three dimensions through to the creation of prototype samples and final tool production. Custom solutions include trays for chocolates and biscuit inserts for biscuits and confectionery products.
     Foodservice. Foodservice products include standard thermoformed packaging produced internally, which are sold alongside third-party foodservice products purchased for resale. Products offered include containers and bowls, trays, tableware cups and cup carriers.
     Medical Supplies and Packaging
     Operating drapes. Operating drapes include a complete range of disposable drapes such as back table covers, small drapes, universal patient drapes, customized drape systems and drapes that are specific to particular operations. Products are sold under the Secu-Drape™ brand as well as under private label brands.
     Procedure packs. Procedure packs consist of standard and highly customized drapes and other products (such as tubes, compresses, and scalpels) purchased from third-party suppliers that are used for numerous surgical disciplines.
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
     Specialty Packaging
     Our specialty packaging products are sold to a wide range of end-user customers, both directly and through distributors, in the various markets the businesses serve, including major international food, consumer products and healthcare companies, regional producers and distributors and retailers, many with whom we have long-standing relationships.
     For the year ended December 31, 2008, on a corporate-wide basis our top ten customers accounted for approximately 10% of our net sales, with no single customer accounting for more than 2%.
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
Research and Development
     Our product development efforts are an important part of our commitment to customer-focused service and innovative products and technology. Our research and development personnel work closely with customers to enhance existing products and develop new products, as well as to gain insights into emerging trends and customer preferences. We aim to launch a number of new products and applications each year. Our development efforts are focused on new and existing product development, design and enhancement, manufacturing process optimization and material development, all of which reinforce our strong customer relationships and provide support to our sales and marketing teams. For the years ended December 31, 2008, 2007 and 2006, we spent $5.8 million, $5.9 million and $7.0 million, respectively, on our research and development efforts.

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
Backlog
     We did not have a significant manufacturing backlog at December 31, 2008 or 2007. We do not have material long-term contracts with our customers, and the significant majority of our sales orders are filled within a month of receipt. While our backlog is not significantly impacted by any seasonal factors, it is subject to fluctuation given the size and timing of outstanding orders at any point in time. Therefore, our backlog level is not necessarily indicative of the level of future sales.
Competition
     The markets in which we operate are highly competitive on the basis of service, product quality and performance, product innovation and price. There are other companies producing competing products that are substantially larger, are well established and have greater financial resources than we have.
     Our protective packaging products compete with similar products made by other manufacturers and with a number of other packaging products that provide protection against damage to customers’ products during shipment and storage. Through our Protective Packaging segment, we are one of the few suppliers with a broad offering of protective packaging products and a presence in both North America and Europe. The majority of competing producers focus on a specific geography or a narrow product range. For example, our ability to manufacture co-extruded cushioning packaging, polypropylene and polyethylene sheet foam, extruded plank and paper-based products is a significant competitive advantage. Additionally, we are the sole producer of low density polypropylene sheet foam products and the only manufacturer of kraft honeycomb products with a national presence in North America. With a strategic footprint of 22 manufacturing facilities in North America and 15 in Europe as of December 31, 2008, the Protective Packaging segment benefits significantly from an estimated cost-effective shipping radius in the industry of approximately 200 to 400 miles. Our primary competitor in protective packaging is Sealed Air, while we also selectively compete with companies such as Poly Air, FP International and Storopack in North America and Fagerdala, Sansetsu and BFI in Europe.
     Our Specialty Packaging segment has strong positions in its particular areas of focus. For example, our flexible barrier packaging products have strong positions in detergent packaging, fresh food laminates and secondary medical packaging films in Germany. Additionally, we believe we are the second largest producer of disposable operating drapes in Germany and the third largest in Europe (by volume), while we are also a leading supplier of rigid packaging products to the foodservice market in the United Kingdom. The businesses comprising the Specialty Packaging segment compete with a number of national and regional suppliers in each of their key products and end markets, and there are additional competitive pressures in some markets due to increasing consolidation among our customers.

Employees
     As of December 31, 2008, we had approximately 4,200 total employees worldwide. Our Protective Packaging segment employed approximately 2,550 employees, the majority of which are non-union. There are six collective bargaining agreements in the United States, covering less than 200 employees. Our Specialty Packaging segment employed approximately 1,650 people, substantially all of whom are unionized or otherwise covered by company works councils. In the last three years, we have had no material work stoppages or strikes. We believe our employee relations are good.
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
     The major trademarks of the specialty packaging businesses are registered in the markets where they operate. Major trademarks include Propyflex™, Secu-Drape™, Cleerpeel™, Steriflex™, Mediwell Super™, Mediwell Super Plus™, Medipeel™, Flexopeel™, and Secu-Tray™.
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
ITEM 1A. RISK FACTORS
     You should carefully consider the risk factors set forth below as well as the other information contained in this report, including our consolidated financial statements and related notes. Any of the following risks could materially adversely affect our business, financial condition or results of operations. Information contained in this section may be considered “forward-looking statements.” See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.
Risks Related to Our Business
Our financial performance is dependent on the cost of plastic resin, the continued availability of resin, and energy costs.
     The primary raw materials we use in the manufacture of some of our products are various plastic resins, primarily polyethylene, which represented approximately 55% of our 2008 material costs. Our financial performance therefore is dependent to a substantial extent on the plastic resin market.
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
     Additionally, we may be subject to significant increases in resin costs that may materially impact our financial condition. Resin costs have fluctuated significantly in recent years and may continue to fluctuate as a result of changes in natural gas and crude oil prices. Although costs declined significantly in the fourth quarter of 2008, through the first nine months of 2008, resin costs in North America and Europe had increased 31% and 12% respectively compared to the prior year period, as measured by the respective market indices. The instability in the world markets for petroleum and in North America for natural gas could quickly affect the prices and general availability of raw materials, which could have a materially adverse impact to us. Due to the uncertain extent and rapid nature of cost increases, we cannot reasonably estimate our ability to successfully recover any cost increases. To the extent that cost increases cannot be passed on to our customers, or the duration of time lags associated with a pass-through becomes significant, such increases may have a material adverse effect on our profitability.
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
     We face significant competition in the sale of our products. We compete with multiple companies with respect to each of our products, including divisions or subsidiaries of larger companies and foreign competitors. Certain of our competitors are substantially larger, are well established and have financial and other resources that are greater than ours and may be better able to withstand price competition. Specifically, our protective packaging products compete with similar products made by other manufacturers and with a number of other packaging products that provide protection against damage to customers’ products during shipment and storage. Our primary competitor in the Protective Packaging segment is Sealed Air, while we also selectively compete with companies such as Poly Air, FP International and Storopack in North America and Fagerdala, Sansetsu and BFI in Europe. Our Specialty Packaging segment competes with a number of national and regional suppliers in each of their key products and end markets, and there are additional competitive pressures in some markets due to increasing consolidation among our customers.
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
     We have made significant capital expenditures in our businesses in recent years to improve productivity, quality and service. We spent approximately $30.9 million, $34.6 million and $28.1 million in capital expenditures in fiscal years 2008, 2007 and 2006. As we grow our businesses, we may have to incur significant additional capital expenditures. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offerings may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.
Our business could be materially hurt by economic downturns.
     Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate, including, for the Protective Packaging segment, the general industrial, high tech electronics, furniture manufacturing, building products, retail, and agriculture end-markets, and for our Specialty Packaging segment, the fresh food, consumer products, dry food, medical, foodservice, convenience foods, bakery, and confectionery end-markets. The demand for our products by our customers in these end-markets depends, in part, on general economic conditions and business confidence levels. A decline in economic activity in the United States and/or Europe could materially adversely affect our financial condition and results of operations.

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
     Our business, financial condition and results of operations could be materially adversely affected by the difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy. These factors, combined with rising energy prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a recession in the United States and globally. The difficult conditions in these markets and the overall U.S. and global economy affect us in a number of ways. For example:
•	Although we believe we have sufficient liquidity under our revolving credit facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all. As discussed elsewhere, we believe that Lehman will not be able to honor its $5 million commitment under our $50 million revolving credit facility.

•	Market conditions could cause the counterparties to the derivative financial instruments we use to hedge our exposure to interest rate fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become even more costly as a result of these conditions. As discussed elsewhere, Lehman defaulted on its interest rate hedge and we replaced Lehman with a different counterparty beginning on October 1, 2008.

•	Recent market volatility could make it difficult for us to raise capital in the public markets, if we needed to do so.

•	In July 2008, Moody’s revised its ratings on our senior secured floating rate notes from B2 to B3, senior subordinated notes from Caa1 to Caa2, and loans from Ba2 to Ba3. If our credit ratings are further downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs would increase.

•	Market conditions could result in our significant customers experiencing financial difficulties. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.
     The turmoil in the global economy may also impact our business, financial condition and results of operations in ways we cannot currently predict. We do not know if market conditions or the state of the overall U.S. or global economy will improve in the near future.
Our business is subject to risks associated with manufacturing processes.
     As of December 31, 2008, our Protective Packaging segment operated 22 manufacturing facilities in North America and 15 in Europe and our Specialty Packaging segment operated 9 manufacturing facilities in Germany, Bulgaria, the United Kingdom and Egypt. We produce substantially all of our products in these facilities, including medical supplies and foodservice products, which require special care to avoid contamination during manufacturing. Unexpected failures of our equipment and machinery, as well as contamination in the clean rooms used to manufacture our hospital supplies and foodservice products, may result in production delays, revenue loss, third party lawsuits and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows.

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
     We are subject to government regulation by many U.S. and non-U.S. supranational, national, federal, state and local governmental authorities. For instance, certain of our protective and specialty packaging products are subject to the U.S. Clean Air Act, U.S. Food, Drug and Cosmetic Act, U.S. Consumer Product Safety Act, U.S. Meat Products Inspection Acts, Canada Food and Drug regulations and various E.U. directives. In some circumstances, before we may sell some of our products these authorities must approve these products, our manufacturing processes and facilities. We are also subject to ongoing reviews of our products and manufacturing processes.
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
     The international scope of our operations may lead to volatile financial results and difficulties in managing our business. We generated approximately 66% of our sales outside the United States for the year ended December 31, 2008. International sales and operations are subject to a number of risks, including:
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
     Our exposure to currency exchange rate fluctuations results primarily from the translation exposure associated with the preparation of our consolidated financial statements, as well as from transaction exposure associated with generating revenues and incurring expenses in different currencies. While our consolidated financial statements are reported in U.S. dollars, the financial statements of our subsidiaries outside the United States are prepared using the local currency as the functional currency and translated into U.S. dollars by applying an appropriate exchange rate. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies in which our subsidiaries outside the United States report could cause significant fluctuations in our results. Our sales and expenses are recorded in a variety of currencies. During periods of a strengthening U.S. dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U. S. dollars. Also, while we generally incur expenses in the same geographic markets in which our products are sold, certain corporate overhead expenses are relatively concentrated in the United States as compared with sales, so that in a time of strengthening of the U.S. dollar, our profit margins could be reduced.
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
     We believe that our future success will continue to depend, in part, upon our ability to make innovations in our existing products and to develop, manufacture and market new products. This will depend, in part, on the success of our research and development and engineering efforts, our ability to expand or modify our manufacturing capacity and the extent to which we convince customers and consumers to accept our new products. Historically, our ability to innovate has been a key factor in our ability to expand our product line and grow our revenue base. For example, the Protective Packaging segment recently introduced a new family of “green” products to address the growing need for sustainable packaging alternatives. These products include Astro-Bubble® Green, the first introduction of recycled-content bubble. Also included in our sustainable product portfolio are Astro-Bubble® Renew, Absolute EZ-Seam Renew™ (recycled content floor underlayment), Hefty Express® mailers and Jiffy™ Green bubble rolls and mailer products. If we fail to successfully introduce, market and manufacture new products or product innovations and differentiate our products from those of our competitors, our ability to maintain or expand our sales and to maintain or enhance our industry position could be adversely affected, which in turn could materially adversely affect our business, financial condition or results of operations.
Our business may be interrupted due to focus on our restructuring activities, and we may not be able to achieve cost savings as a result of our restructuring efforts and productivity and cost reduction initiatives.
     Since the end of 2007 we have sought to achieve savings through various restructuring efforts and productivity and cost reduction initiatives. However, there can be no assurance that we will be able to achieve savings from these efforts, at meaningful levels or at all. There are many factors which affect our ability to achieve savings as a result of productivity and cost reduction initiatives, such as difficult economic conditions, increased costs in other areas, the effects of and costs related to newly acquired entities, and mistaken assumptions. In addition, any actual savings may be balanced by incremental costs that were not foreseen at the time of the restructuring or cost reduction initiatives. As a result, anticipated savings may not be achieved on the timetable desired or at all. Additionally, while we execute these restructuring activities to achieve these savings, it is possible that our attention may be diverted from our ongoing operations which may have a negative impact on our ongoing operations.
Under the current SEC rules, our auditors will be required to report for the first time on the effectiveness of the internal controls over financial reporting of our business in our annual report on Form 10-K for 2009.
     Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the rules of the Securities and Exchange Commission promulgated thereunder require subject companies’ annual reports to contain a report of management’s assessment of the effectiveness of internal control over financial reporting and an attestation of our independent registered public accounting firm as to that management report. Under the current SEC rules, our first management internal controls report is included within this Form 10-K. Based on current rules set forth by the SEC, our first auditor attestation of management’s report will be required commencing with our annual report on Form 10-K for 2009.

     We believe we have undertaken the work necessary to comply with the requirements of Section 404. However, once our auditors are required to report on our internal controls, if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of the internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the instruments governing our indebtedness.
     We have a significant amount of indebtedness. As of December 31, 2008, we had total indebtedness of $465.6 million, which does not include up to an additional $38.3 million that may be borrowed under Pregis’s senior secured revolving credit facility (after giving consideration to $6.7 million in letters of credit outstanding and $5.0 million of availability not likely to be fulfilled by Lehman at December 31, 2008) and $100.0 million that may be borrowed under Pregis’s term loan facilities subject to certain conditions.
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
     At December 31, 2008, we had $317.6 million of variable rate debt. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. We expect our 2009 cash interest expense to be approximately $41 million, calculated based on the interest rates and foreign currency exchange rates in effect at December 31, 2008 and assuming payment of scheduled maturities. Each one point increase or decrease in the applicable variable interest rates on Pregis’s senior secured credit facilities and senior secured floating rate notes would correspondingly change our 2009 interest expense by approximately $1.8 million (based on rates in effect at December 31, 2008). While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
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
We may not generate sufficient cash flow to enable us to fund our liquidity needs.
     We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements for the next twelve months. However, there can be no assurance that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, further decline in the overall U.S. and European economies, weakening in our end markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.
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
     Our international corporate headquarters is located in Deerfield, Illinois in a leased facility. We position our manufacturing locations and warehouses in order to optimize access to our customers and distributors. Our Protective Packaging segment operates 22 manufacturing facilities in North America (United States, Canada and Mexico) and 15 in Europe. We have broad reach within Europe, through key facilities located in Belgium, Germany, the Netherlands, Italy, England, Poland and the Czech Republic. We own approximately half of our Protective Packaging facilities, while the rest are leased. Our Specialty Packaging segment produces flexible packaging products at two manufacturing facilities in Germany and one in Egypt, each of which are owned, while its rigid packaging products are produced in three leased facilities within the United Kingdom (one each in England, Scotland and Wales). Its medical supply products are manufactured at owned facilities in Germany and Bulgaria. We also lease other warehouse and administrative space at other locations. We believe the plants, warehouses, and other properties owned or leased by us are well maintained and in good operating condition.

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
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.
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
     The historical financial information as of December 31, 2008, 2007, 2006 and 2005, and for the years ended December 31, 2008, 2007 and 2006 and the period from October 13, 2005 to December 31, 2005 has been derived from the audited consolidated financial statements of Pregis Holding II following the Acquisition (the “Successor”). The historical financial data set forth below for the period from January 1, 2005 to October 12, 2005 and as of and for the year ended December 31, 2004 has been derived from the audited combined financial statements of the business comprising Pregis prior to the Acquisition (the “Predecessor”). You should read this data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Successor				Predecessor
				October 13 to	January 1 to	Year ended
	Year ended			December 31,	October 12,	December 31,
(dollars in thousands)	2008	2007	2006	2005	2005	2004
Statement of Operations:

Net sales	$1,019,364	$979,399	$925,499	$191,602	$678,034	$831,130
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	798,690	740,235	713,550	155,716	535,409	650,593
Selling, general and administrative	127,800	137,180	125,944	24,172	87,973	103,760
Depreciation and amortization	52,344	55,799	53,179	10,947	25,195	32,123
Goodwill impairment	19,057	—	—	—	35,654	—
Other operating expense (income), net	8,146	190	234	(122)	460	12,712

Total operating costs and expenses	1,006,037	933,404	892,907	190,713	684,691	799,188

Operating income (loss)	13,327	45,995	32,592	889	(6,657)	31,942
Interest expense	49,069	46,730	42,535	10,524	2,195	3,562
Interest income	(875)	(1,325)	(246)	(153)	(150)	(65)
Foreign exchange loss (gain), net	14,728	(2,339)	(6,139)	(4,787)	(521)	—
Gain on sale of securities	—	—	—	—	(1,228)	—

Income (loss) before income taxes	(49,595)	2,929	(3,558)	(4,695)	(6,953)	28,445
Income tax expense (benefit)	(1,865)	7,708	4,842	(1,286)	1,356	13,056

Net income (loss)	$(47,730)	$(4,779)	$(8,400)	$(3,409)	$(8,309)	$15,389

Other Data:
Capital expenditures	$30,882	$34,626	$28,063	$3,910	$21,906	$19,321

	Successor					Predecessor
	As of December 31,					As of December 31,
(dollars in thousands)	2008	2007	2006	2005		2004
Balance Sheet Data (at end of years):
Cash and cash equivalents	$41,179	$34,989	$45,667	$54,141		$22,595
Working capital (1)	106,346	129,370	121,851	102,752		157,014
Property, plant and equipment, net	245,124	277,398	270,646	265,970		306,217
Total assets	736,376	855,319	797,032	774,206		853,958
Total debt (2)	465,616	477,724	455,317	434,136		110,113
Total stockholder’s / owner’s equity	90,101	153,657	144,260	144,828		550,100

(1)	Working capital in the Successor period is defined as current assets, excluding cash, less current liabilities. Working capital in the Predecessor period is defined as trade receivables, plus inventory, less trade payables.

(2)	Total debt includes short-term and long-term debt, including affiliated debt in the Predecessor periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this report. In addition to historical information, this discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in this report under Item 1A, “Risk Factors.” Future results could differ materially from those discussed below. See “Cautionary Note Regarding Forward-Looking Statements” in Item 1A above.
BASIS OF PRESENTATION
     We commenced operations as Pregis Corporation on October 13, 2005, at which time Pregis acquired all of the outstanding shares of capital stock of Pactiv Corporation’s subsidiaries operating its global protective packaging and European specialty packaging businesses.
     In the fourth quarter of 2008, we began reporting the operations of our flexible packaging, hospital supplies and rigid packaging businesses as one reportable segment, Specialty Packaging, to be aligned with changes in our internal management structure. See Note 18 to the consolidated financial statements for further discussion. As a result of this change, we now report two reportable segments:
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
     Specialty Packaging — This segment provides innovative packaging solutions for food, medical, and other specialty packaging applications, primarily in Europe. This segment includes the activities that had previously been reported as the Flexible Packaging, Rigid Packaging, and Hospital Supplies reportable segments.
     All significant intercompany transactions have been eliminated in the consolidated financial statements.
EXECUTIVE OVERVIEW
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We currently operate 46 facilities in 18 countries, with approximately 4,200 employees world-wide. We sell our products to a wide array of customers, including retailers, distributors, packer processors, hospitals, fabricators and directly to the end-users. Approximately 66% of our 2008 net sales were generated outside of the U.S., so we are sensitive to fluctuations in foreign currency exchange rates, primarily between the euro and pound sterling with the U.S. dollar. Towards the end of 2008, the dollar strengthened significantly against the euro and the pound sterling which unfavorably impacted our net sales in the fourth quarter, as compared to 2007.
     Demand for protective packaging products has historically grown at a higher rate than the broader economy. Although both the North American and European economies, our primary markets, weakened significantly throughout 2008, we expect this underlying global trend to continue once the economy recovers prompted by further expansion of Internet commerce and mail order catalog sales as well as the increased customization of protective packaging applications in the general industrial, electronics, medical and other industries. Demand for our flexible and rigid packaging products is influenced by increases in consumer demand for convenience products and disposable packaging. Similarly, we expect to see continued growth in the demand for pre-packaged surgical procedure packs and disposable medical products, such as drapes and gowns.
     Our 2008 financial performance was below our initial expectations due to the escalation of raw material costs, which had a significant negative impact on our performance in the first half of the year, coupled with unprecedented economic weakness in both the North American and European economies, which negatively impacted us in the second half, and particularly in the fourth quarter. Despite these challenging conditions, we still generated solid earnings and positive cash flow and implemented a number of cost reduction initiatives which will continue to benefit our business going forward. We generated 2008 net sales totaling $1,019.4 million, representing an increase of $40.0 million, or 4.1%, over our 2007 net sales of $979.4 million. Excluding the impact of favorable foreign currency translation, resulting from a stronger euro and pound sterling to the U.S. dollar on average during the year, and the incremental net sales generated by entities acquired in the second half of 2007, our 2008 net sales declined by 1.1% compared to 2007. While our net sales benefited from increased pricing, this was not sufficient to offset the decline in sales volumes resulting from the weakened economic conditions impacting our U.S. and European markets.
     Our 2008 gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales was 21.6% compared to 24.4% for 2007. The lower margin percentage reflects the impact of higher raw material and energy-related costs, which escalated throughout much of 2008. Approximately 75% of our annual sales come from products made from various types of plastic resins, principally polyethylene and polypropylene, so our operations are highly sensitive to fluctuations in the costs of plastic resins. Although resin costs began to decline from their peak levels in September, through the first nine months of 2008 resin costs in North America and Europe increased 31% and 12%, respectively, compared to the first nine months of 2007, as measured by the respective market indices. Additionally, our freight and utility costs were also comparably higher due to increases in the market prices of fuel and energy.
     Throughout the year, we took a variety of actions in order to mitigate these increases in raw material and energy-related costs. During the third quarter of 2008, we implemented a number of selling price increases throughout our businesses. We realized some benefit from these actions in the third and fourth quarters and expect to realize additional benefit through 2009. In addition to the selling price increases, we implemented a number of company-wide restructuring programs to improve profitability. The programs included headcount reductions, plant consolidations, and numerous productivity programs to maximize our operating effectiveness. These programs were substantially completed by the end of 2008 and we achieved costs savings in excess of $10 million in 2008, although these savings were offset in part by the impact of significant volume declines in the fourth quarter. Given the continued uncertainty surrounding the economic environment, we are implementing additional restructuring initiatives to reduce our cost structure by optimizing our manufacturing footprint and our organizational structure and operating processes. This next phase of our restructuring should be fully implemented by mid-2009. We anticipate that these new initiatives should drive 2009 year-over-year savings of approximately $15 to $20 million, which will help offset the economic weakness we believe will continue throughout 2009.
RESULTS OF OPERATIONS
Net Sales

						Change Attributable to the
					Following Factors
					Price/			Currency
	Year ended December 31,		$ Change	% Change	Mix	Volume	Acquisitions	Translation
	2008	2007
2008 versus 2007	$1,019,364	$979,399	$39,965	4.1%	1.6%	(2.7)%	2.9%	2.3%

	2007	2006
2007 versus 2006	$979,399	$925,499	$53,900	5.8%	0.1%	(0.5)%	0.8%	5.4%
     Our 2008 net sales increased by 4.1% compared to 2007, driven by the benefit of our selling price increases, favorable foreign currency, and incremental sales from acquisitions, offset in part by lower volumes, which declined almost 10% in the fourth quarter of 2008.
     Our 2007 net sales increased by 5.8% compared to 2006, with favorable foreign currency accounting for the majority of the increase, due to the strengthening of the euro and British pound sterling in relation to the U.S. dollar.

     A discussion of net sales by reportable segment is included in the Review of Business Segments section of this Management’s Discussion and Analysis.
Cost of sales, excluding depreciation and amortization

	2008	2007	2006

Cost of sales, excluding depreciation and amortization	$798,690	$740,235	$713,550
Gross margin %	21.6%	24.4%	22.9%
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales decreased by 280 basis points to 21.6% in 2008 compared to 2007. Our 2008 gross margin was impacted by increased costs of resin, fuel, and other raw materials, as well as significant volume declines in the Protective Packaging segment, particularly in the fourth quarter. Although resin prices declined in the fourth quarter, our underlying raw material costs steadily increased through September 2008, which narrowed the spread between our sales prices and material costs, causing our gross margin as a percentage of net sales to decrease on a year-over-year basis. Our margins benefitted from selling price increases implemented in the third quarter and cost savings from our various cost reduction and productivity initiatives; however, these benefits were not sufficient to offset the higher costs of raw materials and the impact of reduced sales volumes.
     Gross margin as a percentage of net sales increased 150 basis points to 24.4% in 2007 compared to 2006. The improvement in our 2007 gross margin percentage reflects significant net cost savings generated by our lean manufacturing and other productivity initiatives, as well as higher profitability resulting from our efforts to rationalize product mix and customer base, primarily in our U.S. businesses.
Selling, general and administrative

	2008	2007	2006

Selling, general and administrative	$127,800	$137,180	$125,944
As a percent of net sales	12.5%	14.0%	13.6%
     Selling, general and administrative expenses (SG&A) decreased by $9.4 million, or 6.8%, in 2008 compared to 2007. As a percent of net sales, SG&A declined by 150 basis points to 12.5%, reflecting cost savings from headcount reductions and other expense reductions resulting from our cost reduction initiatives. Adjusting 2008 SG&A for the impact of unfavorable foreign currency translation (approximately $2.8 million) and incremental expenses from recent acquisitions (approximately $4.0 million), and adjusting 2007 SG&A by $3.1 million for the write-off of third party due diligence and legal costs related to a potential acquisition that was ultimately not consummated, our 2008 SG&A as a percent of net sales totals 11.8% compared to 13.6% for 2007, with the improvement driven by the cost savings noted.
     In 2007, SG&A increased by $11.3 million, or 8.9%, compared to 2006. Approximately $6.0 million of the increase relates to the impact of foreign currency translation. The 2007 expenses also includes the write-off of $3.1 million of third party due diligence and legal costs as noted above, as well as approximately $0.7 million of incremental expense attributed to entities that were acquired during 2007. Normalizing for these items, 2007 SG&A as a percent of net sales would have been 13.6%, or consistent with the 2006 level.

Depreciation and Amortization

	2008	2007	2006

Depreciation and amortization	$52,344	$55,799	$53,179
Change compared to prior year	(3,455)	2,620	—
	(6.2)%	4.9%
     Depreciation and amortization expense (D&A) declined $3.5 million, or 6.2%, in 2008 compared to 2007. While D&A has increased in 2008 due to unfavorable foreign currency translation, this has been more than offset by the impact of longer lives from recent additions which has lowered the average depreciation rate.
     In 2007, D&A increased by $2.6 million, or 4.9%, compared to 2006 primarily due to the impact of foreign currency translation.
Goodwill Impairment
     We performed our annual goodwill impairment test during the fourth quarter 2008. The initial step of our impairment test indicated the potential for impairment in one of the reporting units included within our Specialty Packaging segment, due to the anticipation of a significant reduction in future revenue from a customer that had historically comprised a material portion of the reporting unit’s annual revenues. We performed the second step of the goodwill impairment test, using valuation experts to estimate the fair values of the reporting unit’s assets and liabilities, and determined that an impairment of goodwill existed. Accordingly, we recorded a non-cash goodwill impairment charge of $19.1 million in the fourth quarter of 2008. See further discussion regarding the goodwill impairment in the “Summary of Critical Accounting Policies” within this Management’s Discussion and Analysis and Note 6 to the consolidated financial statements.
Other Operating Expense (Income), Net

	2008	2007	2006
Severance and restructuring	$9,321	$2,926	$313
Curtailment gain	(3,736)	—	—
Trademark impairment	1,297	403	—
Insurance settlement	—	(2,873)	—
Other, net	1,264	(266)	(79)

	$8,146	$190	$234

     Other operating expense (income), net includes other activity incidental to our operations, such as restructuring expenses, impairment losses and gains or losses on sale of operating fixed assets.
     In 2008, other operating expense (income) includes restructuring charges of $9.3 million, primarily for severance charges relating to headcount reductions driven by our cost reduction initiatives, including a plan approved in the third quarter to close one of our European plants and consolidate its operations into other existing facilities. In 2007, other operating expense (income) includes a reserve of $2.9 million established primarily within the Specialty Packaging segment for severance and related costs arising from a plan to restructure its Warburg, Germany workforce which was implemented in 2008. See Note 15 to the consolidated financial statements for details regarding our restructuring activities.
     In 2008, we also realized a curtailment gain relating to the European plant closure, as further discussed in Note 16, while 2007 includes a gain of $2.9 million on the insurance settlement for a printer operated by the Specialty Packaging segment, which was destroyed by fire in the first quarter of 2007. The replacement printer was commissioned in mid-2008.

Operating Income (Loss)

	2008	2007	2006

Operating income	$13,327	$45,995	$32,592
Change compared to prior year	(32,668)	13,403	—
	(71.0)%	41.1%
     Operating income in 2008 decreased $32.7 million, or 71.0%, compared to 2007. The decline in operating income is due to the impact of higher raw material costs and lower volumes, as well as the goodwill impairment charge and additional restructuring charges, partially offset by the benefits of our cost reduction initiatives and lower selling, general and administrative expenses and depreciation and amortization.
     Operating income in 2007 increased $13.4 million, or 41.1%, compared to 2006, reflecting the benefits of the productivity savings discussed previously, partially offset by increased selling, general and administrative expenses and depreciation and amortization.
        .
Interest Expense

	2008	2007	2006

Interest expense	$49,069	$46,730	$42,535
Change compared to prior year	2,339	4,195	—
	5.0%	9.9%
     Interest expense in 2008 increased $2.3 million, or 5%, compared to interest expense in 2007. In the third quarter, we terminated an interest rate swap arrangement due to counterparty default, as discussed in Note 9 to the financial statements. Given the uncertainty of collecting the amount owed to us from the counterparty of approximately $1.3 million, a reserve was established for this amount against interest expense. In addition, 2008 interest expense reflects the impacts of higher U.S. dollar equivalent interest on our euro-denominated debt due to a stronger euro relative to the U.S. dollar on average during 2008 and higher EURIBOR-based rates underlying a portion of our floating rate debt, partially offset by the positive cash flow impact from the interest rate swap agreement received prior to its termination. For the year ended December 31, 2008, we reduced our interest expense by $1.0 million on the basis of settlements from the swap arrangements, compared to a reduction of $0.6 million for the year ended December 31, 2007.
     Interest expense in 2007 increased by $4.2 million, or 9.9%, compared to interest expense in 2006. The increase was due in part to the strengthening of the euro relative to the U.S. dollar, which increased the U.S. dollar equivalent interest on our euro-denominated debt. In addition, the market rates underlying most of our variable rate debt increased in 2007, and, in the first half of 2007, we incurred approximately $1.0 million of penalty interest on our senior secured and senior subordinated notes, since we did not complete the exchange offer within the time frame specified by the registration rights agreement.
Foreign Exchange Loss (Gain), Net

	2008	2007	2006

Foreign exchange loss (gain), net	$14,728	$(2,339)	$(6,139)
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

     In 2008, we recognized net foreign exchange losses of $14.7 million, reflecting the strengthening of the U.S. dollar on the revaluation of our euro-denominated third-party debt and inter-company loans, as well as the weakening of the pound sterling compared to the euro as it relates to that portion of the intercompany debt.
     This compares to the years ended December 31, 2007 and 2006, in which we recognized net foreign exchange gains of $2.3 million and $6.1 million, respectively, due to the impact of a weakening U.S. dollar to the euro and a weakening pound sterling to the euro with respect to revaluation of our euro-denominated third-party debt and inter-company loans.
Income Tax Expense (Benefit)

	2008	2007	2006

Income tax expense (benefit)	$(1,865)	$7,708	$4,842
Effective tax rate	3.8%	263.2%	(136.1)%
     In 2008, although we generated a significant net loss for book purposes, our effective tax rate was increased from a benefit at the U.S. federal statutory rate of 35% to a benefit of only 3.8% primarily due to the establishment of additional valuation allowances taken against losses in certain countries that are not certain to result in future tax benefits (20-percentage point increase) and foreign tax rate differentials (8-percentage point increase).
     Our effective tax rate for 2007 was 263.2%. The key factors driving up our effective tax rate in 2007 were interest expense incurred in certain foreign businesses that is not deductible for statutory tax purposes (resulting in a 44-percentage point increase) and the establishment of additional valuation allowances taken against losses in certain countries that are not certain to result in future tax benefits (which increased the effective rate by 163-percentage points).
     In 2006, we generated a net loss for book purposes, primarily due to interest expense. Therefore, our 2006 effective rate was also higher than the statutory rate due to significant non-deductible interest expense, establishment of additional valuation allowances, and foreign tax rate differentials, including local taxes assessed on foreign income adjusted for items disallowed for tax purposes. See Note 13 to our consolidated financial statements for the detailed reconciliation of the U.S. federal statutory rate to our effective tax rate.
Net Income (Loss)
     As a result of the factors discussed previously, we generated a net loss of $47.7 million in 2008, compared to a net loss $4.8 million in 2007 and a net loss of $8.4 million 2006.

REVIEW OF BUSINESS SEGMENTS
Net Sales — 2008 vs. 2007
     The key factors that contributed to the increase in 2008 net sales were as follows:

					Change Attributable to the
					Following Factors
	Year ended December 31,
					Price/			Currency
	2008	2007	$ Change	% Change	Mix	Volume	Acquisitions	Translation
	(dollars in thousands)
Segment:
Protective Packaging	$661,976	$636,939	$25,037	3.9%	2.7%	(5.1)%	4.5%	1.8%
Specialty Packaging	357,388	342,460	14,928	4.4%	(0.3)%	1.5%	—	3.2%

Total	$1,019,364	$979,399	$39,965	4.1%	1.6%	(2.7)%	2.9%	2.3%

     For the year ended December 31, 2008, net sales of our Protective Packaging segment totaled $662.0 million, representing an increase of $25.0 million, or 3.9%, compared to net sales of $636.9 million for the year ended December 31, 2007. The improvement reflects the benefit of selling price increases implemented principally in the third quarter in response to the escalating raw material and energy-related costs, as well as volume growth within its inflatable protective packaging systems and related materials; however, these were more than offset by volume declines in the U.S. and Europe due to weakened economic conditions. The segment’s net sales also reflect incremental revenue totaling $28.9 million from the Petroflax and Besin entities acquired in the second half of 2007, as well as favorable foreign currency translation. Excluding the impact of favorable foreign currency and revenue from acquisitions, 2008 net sales of the Protective Packaging segment decreased 2.4% compared to 2007.
     For the year ended December 31, 2008, net sales of our Specialty Packaging segment were $357.4 million, representing an increase of $14.9 million, or 4.4%, compared to net sales of $342.5 million for the year ended December 31, 2007. The improvement was driven by favorable foreign currency and volume growth in films and surgical procedure packs, offset in part by competitive pricing pressures. Our Specialty Packaging segment has not been as impacted by the economic downturn due to the nature of its packaging products. Its flexible and rigid packaging products serve consumer food, non-food and foodservice markets which, to date, have demonstrated less sensitivity to the economic weakness than the industrial sector, and the medical supplies and packaging products serve hospitals, which are also more insulated from the economic weakness. Excluding the impact of favorable foreign currency, 2008 net sales of the Specialty Packaging segment increased 1.2% compared to 2007.
Net Sales — 2007 vs. 2006
     The key factors that contributed to the increase in 2007 net sales were as follows:

					Change Attributable to the
					Following Factors
	Year ended December 31,
					Price/			Currency
	2007	2006	$ Change	% Change	Mix	Volume	Acquisitions	Translation
	(dollars in thousands)
Segment:
Protective Packaging	$636,939	$617,245	$19,694	3.2%	1.0%	(2.6)%	1.2%	3.6%
Specialty Packaging	342,460	308,254	34,206	11.1%	(1.5)%	3.7%	—	8.9%

Total	$979,399	$925,499	$53,900	5.8%	0.1%	(0.5)%	0.8%	5.4%

     For the year ended December 31, 2007, net sales of our Protective Packaging segment totaled $636.9 million, representing an increase of $19.7 million, or 3.2%, compared to net sales of $617.2 million for the year ended December 31, 2006. The improvement in 2007 was driven by the favorable impact of price increases implemented in 2006 in the North American businesses, incremental additional volume from acquisitions made during the year, and favorable foreign currency translation, partially offset by reduced North American product volumes. As the year progressed, the benefit from increased selling prices, primarily in the North American businesses, lessened as our raw material costs continued to escalate. The segment experienced volume declines in its U.S. businesses due to the impact of the rationalization of product and customer mix carrying over from 2006, as well as weakened demand in the U.S. for the segment’s furniture, building and automotive products. The domestic volume declines were partially mitigated by volume growth in the European protective packaging businesses. Excluding the impact of favorable foreign currency effects, 2007 net sales for the segment would have decreased 0.4% compared to the prior year.
     For the year ended December 31, 2007, net sales of our Specialty Packaging segment totaled $342.5 million, representing an increase of $34.2 million, or 11.1%, compared to net sales of $308.3 million for the year ended December 31, 2006. The improvement in 2007 was driven by favorable foreign currency translation and volume growth in flexible packaging products serving fresh food markets and disposable medical products and surgical procedure packs, which more than offset the unfavorable mix of flexible packaging products and competitive pricing pressures in medical products. Excluding the impact of favorable foreign currency effects, 2007 net sales for the segment would have increased 2.2% compared to the prior year.
Segment Income
     We measure our segment’s operating performance on the basis of segment EBITDA, defined as net sales, less cost of sales, less selling, general and administrative expenses. See Note 18 to the consolidated financial statements for a reconciliation of total segment EBITDA to consolidated income (loss) before income taxes. Segment EBITDA for the relevant periods is as follows:

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)
Segment:
Protective Packaging	$62,812	$80,445	$71,481
Specialty Packaging	42,299	45,548	36,431

Total segment EBITDA	$105,111	$125,993	$107,912

     On a consolidated basis, approximately $2.0 million and $6.0 million of the segment EBITDA growth in 2008 and 2007 in relation to the prior years, respectively, was due to the favorable foreign currency impact from translating our foreign operations.
Segment Income — 2008 vs. 2007
     For the year ended December 31, 2008, the Protective Packaging segment’s EBITDA totaled $62.8 million, representing a decrease of $17.6 million, or 21.9%, compared to EBITDA of $80.4 million for the year ended December 31, 2007. The decline was due to higher resin and other raw material costs and lower sales volumes due to the weakened U.S. and European economic environments. These declines were partially offset by the benefits we realized from our cost reduction initiatives and our selling price increases, although due to the typical lag in achieving selling price increases in response to higher raw material costs, we were not able to fully recover the higher raw material costs by the end of 2008.
     For the year ended December 31, 2008, the Specialty Packaging segment’s EBITDA totaled $42.3 million, representing a decrease of $3.2 million, or 7.1%, compared to EBITDA of $45.5 million for the year ended

December 31, 2007. The segment’s EBITDA declined principally due to higher raw material costs and a competitive pricing environment which made it difficult to recover the higher costs. The segment also achieved significant benefit from cost savings initiatives which helped to mitigate the higher raw material costs.
Segment Income — 2007 vs. 2006
     For the year ended December 31, 2007, the Protective Packaging segment’s EBITDA totaled $80.4 million, representing an increase of $9.0 million, or 12.5%, compared to EBITDA of $71.5 million for the year ended December 31, 2006. The improvement was due to favorable pricing and significant productivity savings, offset in part by volume declines in the U.S. businesses and higher selling, general and administrative expenses.
     For the year ended December 31, 2007, the Specialty Packaging segment’s EBITDA totaled $45.5 million, representing an increase of $9.1 million, or 25.0%, compared to EBITDA of $36.4 million for the year ended December 31, 2006. The segment’s EBITDA improved due to productivity savings and increased volumes, which helped to offset higher raw material costs and unfavorable pricing.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Summary
     Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006, are summarized as follows:

	Year ended December 31,
	2008	2007	2006
	(dollars in thousands)

Cash provided by operating activities	$39,654	$51,175	$22,641
Cash used in investing activities	(28,541)	(61,978)	(32,966)
Cash used in financing activities	(2,008)	(2,847)	(1,732)
Effect of foreign exchange rate changes	(2,915)	2,972	3,583

Increase (decrease) in cash and cash equivalents	$6,190	$(10,678)	$(8,474)

     Cash generated by operating activities totaled $39.7 million, $51.2 million and $22.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash provided by operating activities decreased $11.5 million in 2008 compared to 2007 primarily due to the lower earnings generated in 2008. Additionally, while we generated more cash through the reduction of working capital in 2008, this was somewhat offset by a lower reimbursement from Pactiv for payments on indemnified tax liabilities and higher payouts of 2007 bonuses which were paid in 2008. Cash provided by operating activities in 2007 increased $28.5 million compared to 2006, primarily due to the higher earnings generated in 2007. Additionally, cash generated by operating activities in 2006 was reduced by approximately $9.0 million, which we paid to Pactiv and other vendors to settle amounts which had accumulated at 2005 year-end for payroll administered by Pactiv and other services related to the Acquisition.
     Cash used in investing activities totaled $28.5 million, $62.0 million and $33.0 million for the years ended December 31, 2008, 2007 and 2006. In 2008, cash was used primarily to fund capital expenditures of $30.9 million, offset by proceeds on minor disposals of fixed assets and insurance proceeds of $3.2 million used to replace a printing machine which had been destroyed by a fire. Additionally, in 2008 we funded final purchase price adjustments and acquisition costs of approximately $1.0 million relating to the Besin acquisition made in 2007. We spent $28.8 million in 2007 for both the Besin and Petroflax acquisitions. The 2007 cash used for investing activities also included $34.6 million for capital expenditures. In both 2008 and 2007, we made significant investments in inflatable machines within our protective packaging businesses. In 2007 we also converted a portion of our rigid packaging extrusion capacity to APET from PVC, and expanded of our flexible packaging capacity with new printing and laminating equipment. In 2006, in addition to investments in machinery and equipment totaling $28.1, we used $4.9 million to acquire a small hospital supplies business.
     Cash used in financing activities totaled $2.0 million, $2.8 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006. In all years, the primary financing use of cash has been to fund the scheduled principal payments under our senior secured credit facilities. In 2007, we also funded financing costs related to the registration of our senior secured floating rate notes and subordinated notes and a technical amendment to our debt agreements.
Contractual Obligations
     Our primary contractual cash obligations as of December 31, 2008 are summarized in the table below.

	Payments Due by Year
							2014 and
	Total	2009	2010	2011	2012	2013	beyond
	(dollars in thousands)
Debt obligations:
Principal (1)	$466,732	$4,641	$1,353	$43,778	$127,270	$289,690	$—
Interest (2)	180,728	41,190	40,975	40,912	36,004	21,647	—

Total debt obligations	647,460	45,831	42,328	84,690	163,274	311,337	—

Operating lease obligations	68,119	16,091	12,519	9,715	7,291	5,227	17,276
Capital lease obligations	846	261	377	208	—	—	—
Purchase obligations (3)	—	—	—	—	—	—	—

Total	$716,425	$62,183	$55,224	$94,613	$170,565	$316,564	$17,276

(1)	Represents scheduled annual repayments on the term B-1 and term B-2 loans under our credit facility. The senior secured floating rate notes and senior subordinated notes mature in their entirety on April 15, 2013 and October 15, 2013, respectively. Amount for 2009 includes approximately $4.0 million for a mandatory prepayment of the term loans under the Company’s credit facilities, on the basis of excess cash flow generated by the Company for the year ended December 31, 2008.

(2)	Represents estimated cash interest expense on borrowings outstanding as of December 31, 2008, assuming principal payments are made as scheduled, without giving effect to any interest rate hedge arrangements. Interest on floating rate debt was estimated using the index rates in effect as of December 31, 2008.

(3)	This table does not include information on our recurring purchases of materials for use in production, as our raw material purchase contracts typically do not require fixed or minimum quantities.
     Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $11.3 million of unrecognized tax benefits as of December 31, 2008 have been excluded from the table above. Of this amount, $8.2 million is subject to indemnification under the Stock Purchase Agreement with Pactiv and would therefore be reimbursed if the Company is required to settle these amounts in cash. See Note 13 to the consolidated financial statements included elsewhere within this report.
     Our contractual obligations and commitments over the next several years are significant. In addition to our contractual obligations noted above, we will also require cash to make capital expenditures, pay taxes, and make contributions under the defined benefit pension plans covering certain of our European employees. We incur capital expenditures for the purpose of maintaining and replacing existing equipment and facilities, and from time to time, for facility expansion. Our capital expenditures totaled $30.9 million, $34.6 million, and $28.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, and we expect our 2009 capital expenditures to total approximately $20 to $22 million. We paid taxes of $1.4 million, $3.8 million and $5.2 million during 2008, 2007 and 2006, respectively, net of amounts repaid by Pactiv under the terms of the indemnity agreement. We contributed approximately $3.0 million annually to our defined benefit plans in each of the last three years and expect to contribute approximately $2.0 million during 2009, which is reduced due to the curtailment within our Netherlands pension plan. We are also paying an annual management fee of $1.5 million, plus reasonable out-of-pocket expenses, to AEA Investors LP for advisory and consulting services provided to us under the terms of a management agreement.
     Our principal source of liquidity will continue to be cash flow generated from operations, as well as borrowings available to us under a $50 million revolving credit facility. Lehman Commercial Paper Inc. (Lehman) was a participating lender in our revolving credit facility. As a result of the bankruptcy of Lehman’s parent company, we do not expect Lehman to fulfill its commitment under the revolving credit facility, such that our available line of credit under this facility has effectively been reduced by Lehman’s commitment of $5 million. At December 31, 2008, we had cash and cash equivalents of $41.2 million. Additionally, we had availability of $38.3 million under the revolving credit facility, after taking into account $6.7 million in outstanding letters of credit issued under this facility as well as the commitment reduction noted.
     To the extent that we generate cash in excess of that needed to fund our requirements as discussed above, we presently expect that such excess cash would be used to invest in the business, with any additional excess used to pay down principal on our term loan facilities.
     Long-term Liquidity. We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements for the next twelve months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated operating improvements will be realized or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, further decline in the overall U.S. and European economies, weakening in our end markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other items discussed in detail under Item 1A, “Risk Factors,” may also significantly impact our liquidity.
     The following discussion provides a description of our outstanding indebtedness at December 31, 2008:
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

     Subject to exceptions and, in the case of asset sale proceeds, reinvestment options, Pregis’s senior secured credit facilities require mandatory prepayments of the loans from excess cash flows, asset sales and dispositions (including insurance and condemnation proceeds), issuances of debt and issuances of equity. In the second quarter of 2009, the Company expects to make a mandatory prepayment of approximately $4.0 million, on the basis of excess cash flow generated by the Company for the year ended December 31, 2008.
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
     As of December 31, 2008, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
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
     The senior secured notes mature on April 15, 2013. Interest accrues at a floating rate equal to EURIBOR plus 5.00% per year and is payable quarterly on January 15, April 15, July 15 and October 15 of each year. The senior secured notes are guaranteed on a senior secured basis by Pregis Holding II, Pregis’s immediate parent, and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem some or all of the senior secured notes at redemption prices equal to 100% of their principal amount. Upon the occurrence of a change of control, Pregis will be required to make an offer to repurchase each holder’s notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
     The senior subordinated notes mature on October 15, 2013. Interest accrues at a rate of 12.375% and is payable semi-annually on April 15 and October 15 of each year. The notes are senior subordinated obligations and rank junior in right of payment to all of Pregis’s senior indebtedness. The senior subordinated notes are guaranteed on a senior subordinated basis by Pregis Holding II and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem some or all of the senior subordinated notes at any time prior to October 15, 2009 at a redemption price equal to par plus a make-whole premium. Pregis may redeem some or all of the senior subordinated notes on or after October 15, 2009 at redemption prices equal to 106.188% of their principal amount (in the 12 months beginning October 15, 2009), 103.094% of their principal amount (in the 12 months beginning October 15, 2010) and 100% of their principal amount (beginning October 15, 2011).
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

(2)	all of the capital stock or other securities of Pregis’s and each guarantor’s existing or future direct or indirect domestic subsidiaries and 66% of the capital stock or other securities of Pregis’s and each guarantor’s existing or future direct foreign subsidiaries, but only to the extent that the inclusion of such capital stock or other securities will mean that the par value, book value as carried by us, or market value (whichever is greatest) of such capital stock or other securities of any subsidiary is not equal to or greater than 20% of the aggregate principal amount of the senior secured floating rate notes outstanding.
     As of December 31, 2008, the capital stock of the following subsidiaries of Pregis constitutes collateral for the senior secured floating rate notes:

	As of December 31, 2008
	Amount of Collateral
	(Maximum of Book Value		Market Value
	and Market Value,	Book Value of	of Capital
Name of Subsidiary	Subject to 20% Cap)	Capital Stock	Stock

Pregis Innovative Packaging Inc.	$27,938,000	$31,200,000	$52,200,000
Hexacomb Corporation	$27,938,000	$32,200,000	$55,700,000
Pregis (Luxembourg) Holding S.àr.l. (66%)	$27,938,000	$20,800,000	$47,300,000
Pregis Management Corporation	$100	$100	$100
     As described above, under the collateral agreement, the capital stock pledged to the senior secured floating rate noteholders constitutes collateral only to the extent that the par value or market value or book value (whichever is greatest) of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured floating rate notes. This threshold is €20,000,000, or, at the December 31, 2008 exchange rate of U.S. dollars to euro of 1.3969:1.00, approximately $27.9 million. As of December 31, 2008, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $31.2 million and $52.2 million, respectively; the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $32.2 million and $55.7 million, respectively; and the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.àr.l. were approximately $20.8 million and $47.3 million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes approximately $27.9 million with respect to the shares of capital stock of each of Pregis Innovative Packaging Inc., Hexacomb Corporation, and Pregis (Luxembourg) Holding S.àr.l. Since the book value and market value of the shares of capital stock of our other domestic subsidiary are each less than the $27.9 million threshold, it is not effected by the 20% clause of the collateral agreement.
     For the year ended December 31, 2008, certain historical equity relating to corporate expenses incurred by Pregis Management Corporation were allocated to each of the three entities, Pregis Innovative Packaging Inc., Hexacomb Corporation, and Pregis (Luxembourg) Holding S.àr.l, in order to better reflect their current book values for presentation herein on a fully-allocated basis.
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
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2008, the value of the collateral for the senior secured floating rate notes totaled approximately $510.9 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $427.1 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $83.8 million). Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
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
     As used in the calculation of the Fixed Charge Coverage Ratio and the Secured Indebtedness Leverage Ratio, Consolidated Cash Flow, commonly referred to as Adjusted EBITDA, is calculated by adding Consolidated Net Income, income taxes, interest expense, depreciation and amortization and other non-cash expenses, amounts paid pursuant to the management agreement with AEA Investors LP, and the amount of any restructuring charge or reserve (including, without limitation, retention, severance, excess pension costs, contract termination costs and cost to consolidate facilities and relocate employees). In calculating the ratios, Consolidated Cash Flow is further adjusted by giving pro forma effect to acquisitions and dispositions that occurred in the prior four quarters, including certain cost savings and synergies expected to be obtained in the succeeding twelve months. In addition, the term Net Income is adjusted to exclude any gain or loss from the disposition of securities, and the term Consolidated Net Income is adjusted to exclude, among other things, the non-cash impact attributable to the application of the purchase method of accounting in accordance with GAAP, the cumulative effect of a change in accounting principles, and other extraordinary, unusual or nonrecurring gains or losses. While the determination of appropriate adjustments is subject to interpretation and requires judgment, we believe the adjustments listed below are in accordance with the covenants discussed above. The credit agreement governing our senior secured credit facilities calculates Adjusted EBITDA (referred to therein as “Consolidated EBITDA”) in a similar manner.
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the years ended December 31, 2008 and 2007:

		Ratios
(unaudited)	Covenant	Calculated at December 31,
(dollars in thousands)	Measure	2008		2007

Fixed Charge Coverage Ratio (after giving pro forma effect	Minimum of 2.0x	2.2	x	2.7	x
to acquisitions and/or dispositions occurring in the reporting period)
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	1.8	x	1.6	x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$98,100		$117,750
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occuring in the reporting period)	—	$44,239		$43,195
Secured Indebtedness	—	$177,889		$183,992
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the years ended December 31, 2008 and 2007 as follows:

(unaudited)	Year Ended December 31,
(dollars in thousands)	2008	2007

Net loss of Pregis Holding II Corporation	$(47,730)	$(4,779)
Interest expense, net of interest income	48,194	45,405
Income tax expense (benefit)	(1,865)	7,708
Depreciation and amortization	52,344	55,799

EBITDA	50,943	104,133

Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	14,736	(2,692)
Non-cash stock based compensation expense	951	558
Non-cash asset impairment charges	20,354	403
Other non-cash expenses, primarily fixed asset disposals and write-offs	427	—
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severence and related expenses	11,418	4,325
Curtailment gain	(3,736)	—
Nonrecurring charges related to acquisitions and dispositions	—	5,582
Other unusual and nonrecurring gains or losses	1,283	—
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	1,724	1,894
Pro forma earnings and costs savings (4)	—	3,547

Adjusted EBITDA (“Consolidated Cash Flow”)	$98,100	$117,750

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, (b) non-cash compensation expense resulting from the grant of Pregis Holding I options, (c) a non-cash goodwill impairment charge of $19.1 million recognized in 2008 and trademark impairment charges of $1.3 million and $0.4 million determined pursuant to the Company’s 2008 and 2007 annual impairment tests, respectively, and (d) other non-cash charges that will result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) the unusual gain resulting from the curtailment of the Netherlands pension plan, (c) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, including a $3.1 million adjustment in 2007 for third party due diligence and legal costs related to a potential acquisition that was ultimately not consummated, and (d) other unusual and nonrecurring charges, net of the nonrecurring gain on an insurance settlement.

(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.

(4)	Our indentures also permit adjustments to net income on a pro forma basis for certain costs savings that we expect to achieve with respect to acquisitions or dispositions. Therefore, in 2007, we have adjusted for (a) approximately $1.1 million relating to pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the June 2007 acquisition of a Romanian protective packaging provider, and (b) approximately $2.4 million for pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the December 2007 acquisition of a European honeycomb manufacturer. There can be no assurance that we will be able to achieve these comparable earnings or estimated savings in the future.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. Amounts available under these lines of credit were $14.9 million and $12.8 million at December 31, 2008 and 2007, respectively. At December 31, 2008, no borrowings were drawn under these lines, but trade letters of credit totaling $1.9 million were issued and outstanding.
     Credit Ratings. Our credit ratings as of the date of this Report are summarized below. In July 2008, Moody’s revised its ratings on our senior secured floating rate notes from B2 to B3, senior subordinated notes from Caa1 to Caa2, and loans from Ba2 to Ba3 due to the current weak economic environment in the U.S. This downgrade has not impacted our borrowing costs.

	Moody’s	S&P
Senior Secured Floating Rate Notes	B3	BB-
Senior Subordinated Notes	Caa2	CCC+
Revolver	Ba3	BB-
Term Loan	Ba3	BB-
     Factors that can affect our credit ratings include changes in our operating performance, the economic environment, our financial position, and changes in our business strategy. Any future ratings downgrade could adversely impact, among other things, our future borrowing costs and access to the credit and capital markets.
OFF BALANCE SHEET ARRANGEMENTS
     We have no special purpose entities or off balance sheet arrangements, other than operating leases in the ordinary course of business, which are disclosed in Note 11 to the consolidated financial statements.
SUMMARY OF CRITICAL ACCOUNTING POLICIES
     Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. The Notes to our annual audited consolidated financial statements contain a summary of our significant accounting policies. We believe the following discussion addresses our most critical accounting policies, which are those that require our most subjective or complex judgments that could materially impact our reported results if actual outcomes differed significantly from estimates.

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
     Goodwill and Other Indefinite Lived Intangible Assets. Carrying values of goodwill and other intangible assets with indefinite lives are reviewed for possible impairment annually on the first day of our fourth quarter, October 1, or when events or changes in business circumstances indicate that the carrying value may not be recoverable.
     The goodwill impairment test is performed at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. As such, we have tested for goodwill impairment at the component level within our Specialty Packaging reporting segment, represented by each of the businesses included within this segment. We also tested goodwill for impairment at each of the operating segments which have been aggregated to comprise our Protective Packaging reporting segment.
     We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using the income approach, based on the present value of expected future cash flows. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.
     We performed our annual impairment test during the fourth quarter 2008. The fair value of our reporting units was estimated based on a discounted projection of cash flows. We used discount rates ranging from 12% to 12.5% in determining the discounted cash flows for each of our reporting units, corresponding to our cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions.

     The estimates and assumptions we use are consistent with the business plans and estimates we use to manage operations and to make acquisition and divestiture decisions. The use of different assumptions could impact whether an impairment charge is required and, if so, the amount of such impairment. Future outcomes may also differ. If we fail to achieve estimated volume and pricing targets, experience unfavorable market conditions or achieve results that differ from our estimates, then revenue and cost forecasts may not be achieved, and we may be required to recognize impairment charges.
     The initial step of our impairment test indicated the potential for impairment in one of the reporting units included within our Specialty Packaging segment, due to the anticipation of a significant reduction in future revenue from a customer that had historically comprised a material portion of the reporting unit’s annual revenues. We performed the second step of the goodwill impairment test, using valuation experts to estimate the fair values of the reporting unit’s assets and liabilities, and determined that an impairment of goodwill existed. Accordingly, we recorded a non-cash goodwill impairment charge of $19.1 million in the fourth quarter 2008.
     We test the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology. Our 2008 and 2007 annual tests for impairment of trade names, our only other intangible assets not subject to amortization, resulted in impairment write-downs of approximately $1.3 million and $0.4 million, respectively, due primarily to reduced near-term net sales projections for the respective product.
     Impairment of Long-Lived Assets. The Company reviews long-lived assets held for use for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. We use estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets’ remaining useful lives. If an asset is determined to be impaired, the impairment is measured as the amount by which the carrying value of the asset exceeds its fair value. An impairment charge would have a negative impact on net income.
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

RECENT ACCOUNTING PRONOUNCEMENTS
      In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting for Changes and Error Corrections. The Company does not expect implementation of this standard to have a material impact on its consolidated financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect implementation of this standard to have a material impact on its consolidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141(R) requires an acquiror to measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will also impact the accounting for transaction costs and restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. In addition, under SFAS No. 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occuring outside the measurement period are recorded as a component of income tax expense, rather than goodwill. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of SFAS No. 141(R) are applied prospectively and will impact all acquisitions consummated subsequent to adoption. The guidance in this standard regarding the treatment of income tax contingencies and the reversal of valuation allowances against deferred tax assets is retrospective to business combinations completed prior to January 1, 2009. The Company will adopt SFAS No. 141(R) for any business combination occurring at or subsequent to January 1, 2009.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 10 for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. To manage these risks, we may enter into various hedging contracts in accordance with established policies and procedures. We do not use hedging instruments for trading purposes.
     Interest Rate Risk. We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our senior secured credit facilities and senior secured floating rate notes. At December 31, 2008, we had $317.6 million of variable rate debt. A one percentage point increase or decrease in the average interest rates would correspondingly change our interest expense by approximately $1.8 million per year. This excludes the impact of the interest rate swap arrangement currently in place to balance the fixed and variable rate debt components of our capital structure. The carrying value of our senior secured credit facilities at December 31, 2008 approximates fair value, since the interest rates vary with market conditions. At December 31, 2008 and 2007, the carrying value of our senior secured floating rate notes was $139.7 million and $146.0 million, respectively, which compares to fair value, based upon quoted market prices, of $109.0 million and $140.0 million for the respective periods.
     The fair value of our fixed rate senior subordinated notes is exposed to market risk of interest rate changes. The carrying value of the senior subordinated notes was $148.0 million and $147.8 million at December 31, 2008 and 2007, respectively. The estimated fair value of such notes was $75.0 million and $158.4 million at December 31, 2008 and 2007, based upon quoted market prices.
     Raw Material; Commodity Price Risk. We rely upon the supply of certain raw materials and commodities in our production processes. The primary raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene and polypropylene. Approximately 75% of our 2008 net sales were from products made with plastic resins. We manage the exposures associated with these costs primarily through terms of the sales and by maintaining relationships with multiple vendors. We acquire these materials at market prices, which are negotiated on a continuous basis, and we do not typically buy forward beyond two or three months or enter into guaranteed supply or fixed price contracts with our suppliers. Additionally, we have not entered into hedges with respect to our raw material costs. We seek to mitigate the market risk related to commodity pricing by passing the increases in raw material costs through to our customers in the form of price increases.
     Foreign Currency Exchange Rate Risk. Our results of operations are affected by changes in foreign currency exchange rates. Approximately 66% of our 2008 net sales were made in currencies other than the U.S. dollar, principally the euro and the pound sterling. We have a natural hedge in our operations, as we typically produce, buy raw materials, and sell our products in the same currency. We are exposed to translational currency risk, however, in converting our operating results in Europe, the United Kingdom and to a lesser extent Egypt, Poland, the Czech Republic, Hungary, Bulgaria, Romania, Canada, and Mexico at the end of each reporting period. The weakening of the U.S. dollar relative to the euro and the pound sterling in 2008 and 2007 had a favorable impact on our financial results in U.S. dollars, as compared to fiscal 2006 results. Since towards the end of 2008, the U.S. dollar strengthened considerably relative to the euro and the pound sterling which had an unfavorable result on our financial results in U.S. dollars for the fourth quarter of 2008. The translational currency impact of a plus/minus swing of 10% in the U.S. dollar exchange rate on our 2008 operating income would have been approximately $2.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholder of Pregis Holding II Corporation
We have audited the accompanying consolidated balance sheets as of December 31, 2008 and 2007 of Pregis Holding II Corporation and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for the years ended December 31, 2008, 2007 and 2006. Our audits also included the financial statement schedule listed in the index to the financial statements as “Schedule II — Valuation and Qualifying Accounts”. These financial statements and schedule are the responsibility of Pregis Holding II Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pregis Holding II Corporation at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
During 2007, as discussed in Note 16 to the financial statements, the Company adopted FASB Statement No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”.

/s/ Ernst & Young LLP
Chicago, Illinois
March 24, 2009

Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except shares and per share data)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$41,179	$34,989
Accounts receivable
Trade, net of allowances of $5,357 and $5,313, respectively	121,736	148,045
Other	13,829	18,532
Inventories, net	87,867	108,914
Deferred income taxes	4,336	2,991
Due from Pactiv	1,399	7,072
Prepayments and other current assets	8,435	9,187

Total current assets	278,781	329,730
Property, plant and equipment, net	245,124	277,398
Other assets
Goodwill	127,395	150,000
Intangible assets, net	41,254	47,910
Deferred financing costs, net	7,734	10,080
Due from Pactiv, long-term	13,234	12,229
Pension and related assets	22,430	25,659
Other	424	2,313

Total other assets	212,471	248,191

Total assets	$736,376	$855,319

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$4,902	$2,120
Accounts payable	79,092	100,326
Accrued income taxes	6,964	13,900
Accrued payroll and benefits	11,653	19,814
Accrued interest	6,905	6,775
Other	21,740	22,436

Total current liabilities	131,256	165,371
Long-term debt	460,714	475,604
Deferred income taxes	24,913	34,589
Long-term income tax liabilities	11,310	9,585
Pension and related liabilities	6,119	9,389
Other	11,963	7,124
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at December 31, 2008 and 2007	—	—
Additional paid-in capital	150,610	149,659
Accumulated deficit	(64,318)	(16,588)
Accumulated other comprehensive income	3,809	20,586

Total stockholder’s equity	90,101	153,657

Total liabilities and stockholder’s equity	$736,376	$855,319

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(dollars in thousands)

	Year ended December 31,
	2008	2007	2006

Net sales	$1,019,364	$979,399	$925,499

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	798,690	740,235	713,550
Selling, general and administrative	127,800	137,180	125,944
Depreciation and amortization	52,344	55,799	53,179
Goodwill impairment	19,057	—	—
Other operating expense, net	8,146	190	234

Total operating costs and expenses	1,006,037	933,404	892,907

Operating income	13,327	45,995	32,592
Interest expense	49,069	46,730	42,535
Interest income	(875)	(1,325)	(246)
Foreign exchange loss (gain), net	14,728	(2,339)	(6,139)

Income (loss) before income taxes	(49,595)	2,929	(3,558)
Income tax expense (benefit)	(1,865)	7,708	4,842

Net loss	$(47,730)	$(4,779)	$(8,400)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Equity
and Comprehensive Income (Loss)
(dollars in thousands)

				Accumulated
		Additional		Other	Total	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholder’s	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Equity	Income (Loss)

Balance at January 1, 2006	$—	$149,004	$(3,409)	$(767)	$144,828
Stock-based compensation		97			97
Net loss			(8,400)		(8,400)	$(8,400)
Other comprehensive income:
Foreign currency translation adjustment				6,478	6,478	6,478
Increase in fair value of derivatives qualifying as cash flow hedges, net of tax of $744				1,257	1,257	1,257

Total comprehensive loss						$(665)

Balance at December 31, 2006	—	149,101	(11,809)	6,968	144,260

Stock-based compensation		558			558
Net loss			(4,779)		(4,779)	$(4,779)
Other comprehensive income:
Foreign currency translation adjustment				2,320	2,320	2,320
Adoption of SFAS No. 158, net of tax of $4,266				11,058	11,058
Increase in fair value of derivatives qualifying as cash flow hedges, net of tax of $140				240	240	240

Total comprehensive loss						$(2,219)

Balance at December 31, 2007	—	149,659	(16,588)	20,586	153,657

Stock-based compensation		951			951
Net loss			(47,730)		(47,730)	$(47,730)
Other comprehensive loss:
Foreign currency translation adjustment				(13,573)	(13,573)	(13,573)
Pension liability adjustment, net of tax of $65				(154)	(154)	(154)
Decrease in fair value of derivatives qualifying as cash flow hedges, net of tax of $1,798				(3,050)	(3,050)	(3,050)

Total comprehensive loss						$(64,507)

Balance at December 31, 2008	$—	$150,610	$(64,318)	$3,809	$90,101

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(dollars in thousands)

	Year ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(47,730)	$(4,779)	$(8,400)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	52,344	55,799	53,179
Deferred income taxes	(7,769)	(2,110)	(796)
Unrealized foreign exchange loss (gain)	14,022	(2,692)	(6,323)
Amortization of deferred financing costs	2,374	2,194	2,144
(Gain) loss on disposal of property, plant and equipment	(313)	(332)	105
Stock compensation expense	951	558	97
Defined benefit pension plan expense (income)	(187)	2,256	2,363
Curtailment gain on defined benefit pension plan	(3,736)	—	—
Gain on insurance settlement	—	(2,873)	—
Goodwill impairment	19,057	—	—
Trademark impairment	1,297	403	—
Impairment of interest rate swap asset	1,299	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	13,907	(5,444)	(13,437)
Due from Pactiv	6,630	11,542	—
Inventories, net	13,597	(8,186)	3,503
Prepayments and other current assets	79	(279)	(988)
Accounts payable	(13,121)	12,269	(10,465)
Accrued taxes	(6,373)	(5,695)	2,365
Accrued interest	68	467	(1,767)
Other current liabilities	(7,014)	(382)	4,015
Pension and related assets and liabilities, net	(3,149)	(2,726)	(1,713)
Other, net	3,421	1,185	(1,241)

Cash provided by operating activities	39,654	51,175	22,641

Investing activities
Capital expenditures	(30,882)	(34,626)	(28,063)
Proceeds from sale of assets	1,063	775	723
Purchase price adjustments on Pregis acquisition	—	—	(451)
Other business acquisitions, net of cash acquired	(958)	(28,785)	(4,886)
Insurance proceeds	3,205	884	—
Other, net	(969)	(226)	(289)

Cash used in investing activities	(28,541)	(61,978)	(32,966)

Financing activities
Proceeds from issuance of long-term debt	(115)	218	—
Repayment of long-term debt	(1,893)	(1,828)	(1,732)
Deferred financing costs	—	(1,237)	—

Cash used in financing activities	(2,008)	(2,847)	(1,732)
Effect of exchange rate changes on cash and cash equivalents	(2,915)	2,972	3,583

Increase (decrease) in cash and cash equivalents	6,190	(10,678)	(8,474)
Cash and cash equivalents, beginning of year	34,989	45,667	54,141

Cash and cash equivalents, end of year	$41,179	$34,989	$45,667

Supplemental cash flow disclosures
Cash paid for income taxes, net of Pactiv reimbursement	$1,394	$3,846	$5,154
Cash paid for interest-third party	44,984	44,054	41,931
The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, unless otherwise noted)
1. DESCRIPTION OF THE BUSINESS AND CHANGE IN OWNERSHIP
Description of the Business
     Pregis Corporation (“Pregis”) is an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions.
     In the fourth quarter of 2008, Pregis realigned its segment reporting to conform to its current operating and management structure. With this change, Pregis now reports two reportable segments, Protective Packaging and Specialty Packaging. See Note 18, “ Segment and Geographic Information,” for further discussion of Pregis’s new segment reporting.
Change in Ownership
     On October 13, 2005, Pregis, pursuant to a Stock Purchase Agreement (as amended, the “Stock Purchase Agreement”) with Pactiv Corporation (“Pactiv”) and certain of its affiliates, acquired the outstanding shares of capital stock of Pactiv’s subsidiaries comprising its global protective packaging and European specialty packaging businesses (the “Acquisition”). Pregis, along with Pregis Holding II Corporation (“Pregis Holding II” or the “Company”) and Pregis Holding I Corporation (“Pregis Holding I”), were formed by AEA Investors LP and its affiliates (the “Sponsors”) for the purpose of consummating the Acquisition. The adjusted purchase price for the Acquisition was $559.7 million, which included direct costs of the acquisition of $15.7 million, pension plan funding of $20.1 million, and certain post-closing adjustments.
     Funding for the Acquisition included equity investments from the Sponsors totaling $149.0 million, along with proceeds from the issuance of senior secured notes and senior subordinated notes in a private offering, and borrowings under new term loan facilities. The equity investments were made to Pregis Holding I, which is the direct parent company of Pregis Holding II, which in turn is the direct parent company of Pregis. Therefore, immediately following the Acquisition, AEA Investors LP, through its indirect ownership, owned 100% of the outstanding common stock of the Company.
     The Stock Purchase Agreement indemnified the Company for payment of certain liabilities relating to the pre-acquisition period. Indemnification amounts for recorded liabilities, which primarily relate to pre-acquisition income tax liabilities, are reflected in the balance sheet as amounts Due from Pactiv.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of Pregis Holding II and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Reclassifications
      Certain prior year amounts have been reclassified to conform to the current year presentation.

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
     In recent years, the Company began participating in programs in certain of its European protective and specialty packaging businesses whereby the businesses purchase resin quantities in excess of their internal requirements and resell the surplus to other customers at a nominal profit. These “resin resale programs” enable the businesses to benefit from improved quantity discounts and volume rebates, as well as increased flexibility in their resin purchasing. The Company presents this activity on a net basis within net sales, in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, on the basis that the third-party resin supplier is responsible for fulfillment of the order to the customer’s specifications, ships the resin directly to the customer, and maintains general inventory risk and risk of physical loss during shipment. The Company recognizes revenue related to resin resale activity upon delivery to the customer. Net resin resale revenue totaled $5,249, $5,004 and $2,673 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
Accounts Receivable
     Trade accounts receivable are classified as current assets and are reported net of allowances for doubtful accounts and other deductions. Pregis reserves for amounts determined to be uncollectible based on a number of factors, including historical trends and specific customer liquidity. The determination of the amount of the allowance for doubtful accounts is subject to significant levels of judgment and estimation by management. If circumstances change or economic conditions deteriorate or improve, the allowance for doubtful accounts could increase or decrease.
     Management believes that the allowances at December 31, 2008 are adequate to cover potential credit risk loss and that the Company is unlikely to incur a material loss due to concentration of credit risk. Pregis has a large number of customers in diverse industries and geographies, as well as a practice of establishing reasonable credit limits, which limits credit risk.

Inventories
     Inventories include costs of material, direct labor and related manufacturing overheads. Inventories are stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) or average-cost methods.
Property, Plant, and Equipment
     Property, plant and equipment are stated at cost. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred. Depreciation is computed using the straight-line method over the remaining estimated useful lives of assets. Remaining useful lives range from 15 to 40 years for buildings and improvements and from 5 to 20 years for machinery and equipment. Depreciation expense totaled $47,314, $50,374 and $47,977 for the years ended December 31, 2008, 2007 and 2006, respectively.
Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company assesses the recoverability of goodwill and other intangible assets with indefinite lives annually, as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.
     The Company tests its goodwill at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a “component”). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. As such, the Company tests for goodwill impairment at the component level within its Specialty Packaging reporting segment, represented by each of the businesses included within this segment. The Company also tests goodwill for impairment at each of the operating segments which have been aggregated to comprise its Protective Packaging reporting segment.
     The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using the income approach, based on the present value of expected future cash flows. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.
     The Company tests the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology.
     The Company’s other intangible assets, consisting primarily of customer relationships, patents, licenses, and non-compete agreements, are being amortized over their respective estimated useful lives.
Impairment of Other Long-Lived Assets
     The Company reviews long-lived assets held for use for impairment whenever events or changes in circumstances indicate that the carrying amount of the related asset may not be recoverable. We use estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets’ remaining useful lives. If an asset is determined to be impaired, the impairment is measured as the amount by which the carrying value of the asset exceeds its fair value. An impairment charge would have a negative impact on net income.

Deferred Financing Costs
     The Company incurred financing costs to put in place the long-term debt used to finance the Acquisition and to subsequently amend portions of such debt agreements. These costs have been deferred and are being amortized over the terms of the related debt. The amortization of deferred financing costs is classified as interest expense in the statement of operations and totaled $2,374, $2,194 and $2,144 for the years ended December 31, 2008, 2007 and 2006, respectively.
Income Taxes
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
     The Company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries since it is management’s present intention to reinvest those earnings in foreign operations. Positive unremitted earnings of foreign subsidiaries totaled $44,665 at December 31, 2008. If such amounts were repatriated, determination of the amount of U.S. income taxes that would be incurred is not practicable due to the complexities associated with this calculation.
Financial Instruments
     The Company may use derivative financial instruments to minimize risks from interest and foreign currency exchange rate fluctuations. The Company does not use derivative instruments for trading or other speculative purposes. Derivative financial instruments used for hedging purposes must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.
     The Company records derivative instruments on the balance sheet as either assets or liabilities, measured at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction, and, if so, the type of hedge transaction. Gains or losses on derivative instruments reported in other comprehensive income are subsequently recognized in earnings when the hedged item impacts earnings. Cash flows of such derivative instruments are classified consistent with the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. See Note 9 for additional information.
Freight
     Pregis records amounts billed to customers for shipping and handling as sales, and records shipping and handling expense as cost of sales.

Research and Development
     Research and development costs, which are expensed as incurred, were $5,840, $5,869 and $6,976 for the years ended December 31, 2008, 2007 and 2006, respectively.
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
     Prior to the adoption of SFAS No. 123R, the Company applied the fair value disclosure provisions of SFAS No. 123 applicable to nonpublic companies (including public debt issuers).
Recent Accounting Pronouncements
      In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting for Changes and Error Corrections. The Company does not expect implementation of this standard to have a material impact on its consolidated financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect implementation of this standard to have a material impact on its conoslidated financial position and results of operations.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141(R) requires an acquiror to measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will also impact the accounting for transaction costs and restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. In addition, under SFAS No. 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occuring outside the measurement period are recorded as a component of income tax expense, rather than goodwill. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of SFAS No. 141(R) are applied prospectively and will impact all acquisitions consummated subsequent to adoption. The guidance in this standard regarding the treatment of income tax contingencies and the reversal of valuation allowances against deferred tax assets is retrospective to business combinations completed prior to January 1, 2009. The Company will adopt SFAS No. 141(R) for any business combination occurring at or subsequent to January 1, 2009.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 10 for additional information.

3. ACQUISITIONS
     Each of the transactions discussed below was accounted for using the purchase method of accounting, in accordance with SFAS No. 141 Business Combinations. Accordingly, in each instance, the purchase price was allocated to the assets acquired, liabilities assumed, and identifiable intangible assets as applicable based on their fair market values at the date of acquisition. Any excess of purchase price over the fair value of net assets acquired was recorded as goodwill. The results of operations of each business combination is included in the Company’s consolidated financial statements since the date of acquisition. None of the goodwill related to these acquisitions is tax-deductible.
     On December 3, 2007, the Company acquired all of the outstanding share capital of Besin International B.V., a European honeycomb manufacturer. The purchase price totaled $18,314, including direct costs of the acquisition. The purchase price was financed with cash-on-hand, and was allocated as follows: $7,369 to net tangible assets, $1,349 to customer relationship and patent intangible assets, and $9,596 to goodwill.
     On July 4, 2007, the Company acquired all of the outstanding share capital of Petroflax S.A., a leading producer and distributor of foam-based products, located in Romania. The purchase price totaled $11,976, including direct costs of the acquisition, and was also financed with cash-on-hand. The purchase price was allocated as follows: $4,195 million to net tangible assets, $4,434 to customer relationship-related intangibles, and $3,347 to goodwill.
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

	Year Ended December 31,
	2007	2006

Net sales	$1,007,923	$956,420
Operating income	46,699	34,111
Net loss	(4,367)	(7,159)
     In May 2006, the Company acquired a business in Bulgaria for $4.9 million to complement its medical supplies business. The purchase price was allocated based on estimated fair values at the date of acquisition. The impact of the acquisition was not significant to the Company’s operations or financial position.
4. INVENTORIES
     The major components of net inventories are as follows:

	December 31,	December 31,
	2008	2007
Finished goods	$43,338	$53,247
Work-in-process	13,793	17,318
Raw materials	27,489	34,225
Other materials and supplies	3,247	4,124

	$87,867	$108,914

5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following:

	December 31,	December 31,
	2008	2007
Land, buildings, and improvements	$121,514	$126,639
Machinery and equipment	254,686	241,932
Other, including construction in progress	16,829	22,943

	393,029	391,514

Less: Accumulated depreciation and amortization	(147,905)	(114,116)

	$245,124	$277,398

6. GOODWILL
     Changes in the Company’s carrying value of goodwill from January 1, 2006 to December 31, 2008 are summarized below:

	Protective	Specialty
	Packaging	Packaging	Total
Balance at January 1, 2006	$87,293	$53,541	$140,834
Fair value adjustments to property, plant and equipment and identifiable intangible assets	451	(6,814)	(6,363)
Other adjustments	(2,745)	(132)	(2,877)
Purchase price adjustments	451	—	451
Foreign currency translation	(2,338)	5,525	3,187

Balance at December 31, 2006	83,112	52,120	135,232
Business acquisitions	13,575	—	13,575
Other adjustments	(484)	(2,114)	(2,598)
Foreign currency translation	(1,048)	4,839	3,791

Balance at December 31, 2007	95,155	54,845	150,000
Goodwill impairment	—	(19,057)	(19,057)
Fair value and purchase price adjustments related to 2007 acquisitions	(632)	—	(632)
Other adjustments	(1,101)	(838)	(1,939)
Foreign currency translation	3,737	(4,714)	(977)

Balance at December 31, 2008	$97,159	$30,236	$127,395

     The Company performed its annual impairment test during the fourth quarter 2008. The initial step of its impairment test indicated the potential for impairment in one of the reporting units included within its Specialty Packaging segment, due to the anticipation of a significant reduction in future revenue from a customer that had historically comprised a material portion of the reporting unit’s annual revenues. The Company performed the second step of the goodwill impairment test, using valuation experts to estimate the fair values of the reporting unit’s assets and liabilities, and determined that an impairment of goodwill existed. Accordingly, the Company recorded a non-cash goodwill impairment charge of $19,057 in the fourth quarter 2008.

     As discussed in Note 3, in 2007 the Protective Packaging segment acquired two businesses, resulting in preliminary purchased goodwill totaling $13,575, which was reduced in 2008 by $632 based on final purchase price allocations.
     Other adjustments to goodwill relate primarily to the reversal of valuation allowances established against deferred tax assets in purchase accounting, based on the current expected utilization of such deferred tax assets.
7. OTHER INTANGIBLE ASSETS
     The Company’s other intangible assets are summarized as follows:

	Average	December 31, 2008		December 31, 2007
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$45,646	$11,863	$47,110	$8,590
Patents	10	1,036	261	500	141
Non-compete agreements	2	3,002	2,908	3,115	2,770
Software	3	2,469	1,224	1,797	948
Land use rights and other	32	1,447	474	1,540	380
Intangible assets not subject to amortization:
Trademarks and trade names		4,384	—	6,677	—

Total		$57,984	$16,730	$60,739	$12,829

     Amortization expense related to intangible assets totaled $5,030, $5,425 and $5,202 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense for each of the five years ending December 31, 2009 through December 31, 2013 is estimated to be $4,870, $4,375, $3,953, $3,953, and $3,953, respectively.
     During its annual tests for impairment of other intangible assets not subject to amortization, the Company determined that a trade name intangible asset associated with its protective packaging business was impaired, due to near-term reduced sales levels. Using a discounted cash flow methodology, the Company calculated impairment of $1,297 and $403, which is reflected in other operating expense within the Company’s statement of operations for the years ended December 31, 2008 and 2007, respectively.

8. DEBT
     The Company’s long-term debt consists of the following:

	December 31,	December 31,
	2008	2007
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$85,140	$86,020
Term B-2 facility, due October, 2012	91,902	97,033
Senior secured notes, due April, 2013	139,690	145,980
Senior subordinated notes, due October, 2013, net of discount of $1,962 at December 31, 2008 and $2,248 at December 31, 2007	148,038	147,752
Other	846	939

Total debt	465,616	477,724
Less: current portion	(4,902)	(2,120)

Long-term debt	$460,714	$475,604

     In connection with the Acquisition, on October 13, 2005, Pregis issued senior secured notes and senior subordinated notes in a private offering and entered into new senior secured credit facilities.
     The senior secured notes were issued in the principal amount of €100.0 million and bear interest at a floating rate equal to EURIBOR (as defined) plus 5.00% per year (for a total rate of 10.318% as of December 31, 2008). Interest resets quarterly and is payable quarterly on January 15, April 15, July 15 and October 15. The senior subordinated notes were issued in the principal amount of $150.0 million and bear interest at the rate of 12.375% annually. Interest on the senior subordinated notes is payable semi-annually on April 15 and October 15. The senior subordinated notes were issued at 98.149%, resulting in an initial discount of $2.8 million, which is being amortized using the effective interest method over the term of the notes. The senior secured notes and senior subordinated notes do not have required principal payments prior to maturity.
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
     At its option, the Company may currently redeem some or all of the senior secured notes at 100% of the principal amount of the notes. In addition, at its option, the Company will be able to redeem some or all of the senior subordinated notes on or after October 15, 2009, at the redemption prices set forth below (expressed as percentages of principal amount), plus accrued interest, if any, if redeemed during the twelve-month period beginning on October 15 of the years indicated below:

Senior subordinated notes:	2009	106.188%
	2010	103.094%
	2011 and thereafter	100.000%
     The Company may redeem some or all of the senior subordinated notes at any time prior to October 15, 2009, in each case, at the principal amount of the notes, plus a specified “make-whole” premium. To date, the Company has not redeemed any of its senior secured or senior subordinated notes.

     In connection with the Acquisition, Pregis entered into senior secured credit facilities which provided for a revolving credit facility and two term loans: an $88.0 million term B-1 facility and a €68.0 million term loan B-2 facility. The revolving credit facility provides for borrowings of up to $50.0 million, a portion of which may be made available to the Company’s non-U.S. subsidiary borrowers in euros and/or pounds sterling. The revolving credit facility also includes a swing-line loan sub-facility and a letter of credit sub-facility. The revolving credit facility bears interest at a rate equal to, at the Company’s option (1) an alternate base rate or (2) LIBOR or EURIBOR, plus an applicable margin of 0.375% to 1.00% for base rate advances and 1.375% to 2.00% for LIBOR or EURIBOR advances, depending on the leverage ratio of the Company, as defined in the credit agreement. In addition, the Company is required to pay an annual commitment fee of 0.375% to 0.50% on the revolving credit facility depending on the leverage ratio of the Company, as well as customary letter of credit fees.
     Lehman Commerical Paper Inc. (“Lehman”) was a participating lender in the Company’s revolving credit facility. As a result of the bankruptcy of Lehman’s parent company in September 2008, the Company does not expect Lehman to fulfill its commitment under the revolving credit facility, such that the Company’s available line of credit under this facility has effectively been reduced by Lehman’s commitment of $5 million. Therefore, as of December 31, 2008, the Company had availability of $38.3 million under the revolving credit facility, after taking into account $6.7 million in outstanding letters of credit issued under this facility as well as the commitment reduction noted.
     The term B-1 loan interest is equal to, at the Company’s option (1) an alternate base rate plus 1.25% per annum, or (2) LIBOR plus 2.25% per annum, and the term B-2 loan interest rate is EURIBOR plus 2.50% per annum. The annual interest rates on the Company’s term B-1 facility and term B-2 facility were 2.71% and 5.46%, respectively, as of December 31, 2008 and 7.08% and 7.27%, respectively, as of December 31, 2007.
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
     Subject to certain exceptions, the senior secured credit facilities require mandatory prepayments of the loans from excess cash flows, asset sales and dispositions and issuances of debt and equity. Additionally, the loans may be prepaid at the election of the Company. In the second quarter of 2009, the Company expects to make a mandatory prepayment of approximately $4.0 million on the basis of excess cash flow generated by the Company for the year ended December 31, 2008.
     From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. Amounts available under these lines of credit were $14,860 and $12,762 at December 31, 2008 and 2007, respectively. At December 31, 2008, no borrowings were drawn under these lines, but trade letters of credit totaling $1,852 were issued and outstanding.
     The senior secured credit facilities, senior secured notes and subordinated notes contain a number of covenants that, among other things, restrict or limit, subject to certain exceptions, Pregis’s ability and the ability of its subsidiaries, to incur, assume or permit to exist additional indebtedness, guaranty obligations or hedging arrangements; incur liens or agree to negative pledges in other agreements; engage in sale and leaseback transactions; make capital expenditures; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; in the case of subsidiaries, enter into agreements restricting dividends and distributions; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness including the notes; amend or otherwise alter the terms of its organizational documents, or its indebtedness including the notes and other material agreements; sell assets or engage in receivables securitization; transact with affiliates; and alter the business that it conducts. In addition, the senior secured credit facilities require that Pregis complies on a quarterly basis with certain financial covenants, including a maximum leverage ratio test and minimum cash interest coverage ratio test. As of December 31, 2008, Pregis was in compliance with all of these covenants.

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
     The following table presents the future scheduled annual maturities of the Company’s long-term debt, including the mandatory prepayment in 2009 discussed above:

2009	$4,902
2010	1,730
2011	43,986
2012	127,270
2013 (including discount)	287,728

$465,616

     As outlined above, a portion of Pregis’s third-party debt is denominated in euro and revalued to U.S. dollars at month-end reporting periods. The Company also maintains an intercompany debt structure, whereby it has provided euro-denominated loans to certain of its foreign subsidiaries and these and other foreign subsidiaries have provided euro-denominated loans to certain U.K. based subsidiaries. At each month-end reporting period, the Company recognizes unrealized gains and losses on the revaluation of these instruments, resulting from the fluctuations between the U.S. dollar and euro exchange rate, as well as the pound sterling and euro exchange rate.
     At December 31, 2008 and 2007, the revaluation of the Company’s euro-denominated third party debt resulted in unrealized foreign exchange gains of $(10,408) and losses of $23,306, respectively. These unrealized gains and losses have been offset by unrealized losses of $25,428 and gains of $(24,880) relating to revaluation of the Company’s euro-denominated intercompany notes at December 31, 2008 and 2007, respectively. These amounts are reported net within the foreign exchange loss (gain) in the Company’s statement of operations.
9. DERIVATIVE INSTRUMENTS
     Until September 30, 2008, the Company had one outstanding interest rate swap arrangement which had been put in place in November 2005 in order to manage its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt. The swap arrangement was designated as a cash flow hedge and was established to swap a notional amount of 65 million euro from EURIBOR-based floating rates to fixed rates over the period from January 2006 to January 2010. Effective September 15, 2008, the swap counterparty defaulted under the swap arrangement. Up to this point, the swap had been considered a highly effective hedge and changes in the fair value of the instrument were recorded in other comprehensive income (loss), resulting in a loss of $220, and gains of $240 and $1,257, each net of tax, being recorded in other comprehensive income (loss) for the period January 1, 2008 to September 15, 2008, and the years ended December 31, 2007 and 2006, respectively.
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
     Effective October 1, 2008, in order to maintain its targeted ratio of variable-rate versus fixed-rate debt, the Company entered into a new interest rate swap arrangement with a different counterparty to swap a notional amount of 65 million euro from EURIBOR-based floating rates to a fixed rate over the period of October 1, 2008 to April 15, 2011. This new swap arrangement was designated as a cash flow hedge, and the change in its fair value since inception resulted in a loss of $2,647, net of tax, being recorded in other comprehensive income (loss) for the period October 1, 2008 to December 31, 2008. There was no ineffective portion of the hedge recognized in earnings. At December 31, 2008 and 2007, the Company had no other derivative instruments outstanding.

     The Company remains exposed to credit risk in the event of nonperformance by the current counterparty on its interest rate swap contract. However, the Company believes it has minimized its credit risk by dealing with a leading, credit-worthy financial institution and, therefore, does not anticipate nonperformance.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     At December 31, 2008, the interest rate swap contract was the Company’s only financial instrument requiring measurement at fair value. The swap is an over-the-counter contract and the inputs utilized to determine its fair value are obtained in quoted public markets. Therefore, the Company has categorized this swap agreement as Level 2 within the fair value hierarchy. At December 31, 2008, the fair value of this instrument was estimated to be a liability of $4,208, which is reported within other noncurrent liabilities in the Company’s consolidated balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. The fair value of the Company’s senior secured notes and senior subordinated notes are based on quoted market prices (Level 1 within the fair value hierarchy). Under SFAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.
      The Company’s fair value estimate of goodwill for one of its reporting units in the Specialty Packaging segment, which resulted in an impairment charge of $19,057, was based upon Level 3 inputs. The Company estimated the fair value of the reporting unit using the income approach, based on the present value of expected future cash flows, computed using a discount rate of 12.5%, which corresponds to its risk-adjusted cost of capital. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions.

     The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007 are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
Senior secured variable-rate credit facilities	$177,042	$177,042	$183,053	$183,053
Senior secured floating-rate notes	139,690	108,958	145,980	139,958
12.375% senior subordinated notes	148,038	75,000	147,752	158,438
Other debt	846	846	939	939

Total long-term debt	$465,616	$361,846	$477,724	$482,388

Derivative financial instruments:
Interest rate swap asset (liability)	$(4,208)	$(4,208)	$1,846	$1,846

     The carrying value of the Company’s senior secured floating-rate notes as well as the Term B-2 portion of the Company’s senior secured credit facilities, both of which are euro-denominated, decreased $6,290 and $4,181, respectively, during 2008 due principally to the weakening of the euro to the U.S. dollar.
     The Company is contingently liable under letters of credit (see Note 8). It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.
11. LEASES
     The Company leases certain facilities, equipment, and other assets under non-cancelable long-term operating leases. Rent expense totaled $19,556, $19,073 and $17,505 for the years ended December 31, 2008, 2007 and 2006, respectively, including short-term rentals.
     Future minimum rental payments for operating leases with remaining terms in excess of one year, are as follows:

2009	$16,091
2010	12,519
2011	9,715
2012	7,291
2013	5,227
Thereafter	17,276

$68,119

12. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its Sponsors, for the provision of various advisory and consulting services. Fees and expenses incurred under this agreement totaled $1,724, $1,894 and $1,777 for the years ended December 31, 2008, 2007 and 2006, respectively. Such amounts are included within selling, general and administrative expenses.
     The Company had sales to affiliates of AEA Investors LP totaling $379, $3,531 and $2,164 for the years ended December 31, 2008, 2007 and 2006, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LP totaling $11,879, $8,022 and $4,500, respectively.

     Certain members of the Company’s management purchased shares in Pregis Holding I through the Pregis Holding I Corporation Employee Stock Purchase Plan. Shares were purchased at estimated fair value at the date of purchase. As of December 31, 2008, management held approximately 300 shares in Pregis Holding I, representing approximately 2.0% of Pregis Holding I’s issued and outstanding equity.
13. INCOME TAXES
     The Company files a consolidated federal income tax return with Pregis Holding I Corporation, its ultimate parent. The provision for income taxes in the consolidated financial statements reflects income taxes as if the businesses were stand-alone entities and filed separate income tax returns.
     The domestic and foreign components of income (loss) before income taxes were as follows:

	Year ended December 31,
	2008	2007	2006
U.S. income (loss) before income taxes	$(2,852)	$1,911	$(7,181)
Foreign income (loss) before income taxes	(46,743)	1,018	3,623

Total income (loss) before income taxes	$(49,595)	$2,929	$(3,558)

     The components of the Company’s income tax expense (benefit) are as follows:

	Year ended December 31,
	2008	2007	2006
Current
Federal	$—	$—	$546
State and local	383	809	399
Foreign	3,981	6,851	3,831

	4,364	7,660	4,776

Deferred
Federal	(414)	1,978	(1,684)
State and local	(99)	(935)	(510)
Foreign	(5,716)	(995)	2,260

	(6,229)	48	66

Income tax expense (benefit)	$(1,865)	$7,708	$4,842

Reconciliation of the difference between the effective rate of the expense (benefit) and the U.S. federal statutory rate is shown in the following table:

	Year ended December 31,
	2008	2007	2006

U.S. federal income tax rate	(35.00)%	35.00%	(35.00)%
Valuation allowance	20.19	162.60	84.29
Non-deductible interest expense	1.25	44.24	53.43
Foreign rate differential	8.26	20.47	25.46
State rate change	—	(16.91)	—
Foreign rate change	—	(31.22)	—
State and local taxes on income, net of U.S. federal income tax benefit	0.07	12.83	0.17
Permanent differences	1.04	25.79	6.47
Other	.43	10.36	1.27

Income tax expense (benefit)	(3.76)%	263.16%	136.09%

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. The Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2008	2007
Deferred tax assets
Tax-loss carryforwards:
U.S. State and local	$3,839	$6,376
Foreign	23,790	15,013
Deferred charges	1,447	1,709
Bad debt reserves	426	379
Inventory reserves	1,162	1,494
Other items	6,281	2,529
Valuation allowance	(25,911)	(17,068)

Net deferred tax assets	11,034	10,432

Deferred tax liabilities
Property and equipment	(13,170)	(19,282)
Goodwill and intangibles	(10,402)	(13,015)
Pensions and other employee benefits	(4,531)	(2,924)
Unrealized foreign exchange loss	(3,188)	(4,440)
Other items	(320)	(2,369)

Total deferred tax liabilities	(31,611)	(42,030)

Net deferred tax liabilities	$(20,577)	$(31,598)

     These deferred tax assets and liabilities are classified in the consolidated balance sheets based on the balance sheet classification of the related assets and liabilities. Pursuant to the Stock Purchase Agreement, Pactiv has provided an indemnity for certain tax liabilities that relate to periods prior to October 13, 2005.
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

     U.S. federal net operating loss carryforwards at December 31, 2008 and 2007 were $9,764 and $16,404, respectively. State tax-loss carryforwards, net of federal benefit, at December 31, 2008 and 2007, were $421 and $630, respectively, and will expire at various dates from 2009 to 2015. Foreign tax-loss carryforwards at December 31, 2008 and 2007 were $88,090 and $55,131, respectively, of which $47,211 will expire at various dates from 2009 to 2019, with the remainder having unlimited lives. The valuation allowance above includes unrecognized tax benefits related to both state and foreign tax-loss carryforwards.
     Tax Contingencies
     Effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company established reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite our belief that our tax return positions are fully supportable. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided in accordance with the requirements of FIN 48.
     As of December 31, 2008, the Company had non-current liabilities totaling $11,310 for unrecognized tax benefits including interest and net of indirect benefits, of which $3,066 would affect the effective tax rate, if recognized. Included within the Company’s liabilities for unrecognized tax benefits at December 31, 2008 is $8,244 subject to indemnification under the Stock Purchase Agreement with Pactiv. The indemnified amounts are included within the amounts due from Pactiv. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2008	2007

Unrecognized tax benefit — January 1	$8,886	$13,559
Additions based on tax positions related to the prior year	371	754
Reductions based on tax positions related to the prior year	(324)	(976)
Additions based on tax positions related to the current year	3,194	1,983
Reductions due to settlements	—	(6,034)
Reductions due to lapse of applicable statute of limitations	—	(400)

Unrecognized tax benefit — December 31	$12,127	$8,886

     The Company is subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. The U.S. federal income tax return for the year 2006 is currently subject to examination by the Internal Revenue Service. The U.S. federal income tax returns for the years 2007 through 2008 are subject to potential examination by the Internal Revenue Service. The Company is currently subject to examination in Germany for the years 2001 to 2005, Belgium for the year 2005, and Egypt for the year 2005. The Company remains subject to potential examination in Germany for the years 2002 to 2007, Belgium for the years 2006 and 2007, the United Kingdom for the years 2006 and 2007, and Italy for the years 2003 to 2007. The Company paid settlements to the German government during 2007 for tax audits relating to tax years 1999 to 2001 and certain issues remain outstanding. The Company is fully indemnified by Pactiv for the pre-Acquisition liabilities and has received reimbursement for all amounts paid against such liabilities.
     The Company accounts for interest and penalties related to income tax matters in income tax expense. For the years ended December 31, 2007 and 2006, the amount of interest and penalties recorded in income tax expense was insignificant. As of December 31, 2008, the total amount of accrued interest and penalties recorded in the Company’s balance sheet was $2,045, of which $1,761 is subject to indemnification under the Stock Purchase Agreement.

     It is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease within the next twelve months; however, the Company does not expect such increases or decreases to be significant.
14. OTHER OPERATING EXPENSE, NET
     A summary of the items comprising other operating expense, net is as follows:

	Year ended December 31,
	2008	2007	2006

Severance and restructuring expenses	$9,321	$2,926	$313
Curtailment gain	(3,736)	—	—
Trademark impairment	1,297	403	—
Insurance settlement	—	(2,873)	—
(Gain) loss on sale of property, plant and equipment	(313)	(332)	105
Royalty expense	222	164	202
Rental income	(37)	(43)	(135)
Other expense (income), net	1,392	(55)	(251)

Other operating expense, net	$8,146	$190	$234

     The main gains and losses included within other operating expense, net are as follows:
•	The Company recorded restructuring charges of $9,321 and $2,926 in 2008 and 2007, respectively, related to its cost-reduction initiatives, which are discussed further in Note 15.

•	In the fourth quarter of 2008, the Company recognized a curtailment gain of $3,736 relating to a pension plan covering employees of its Eerbeek, Netherlands facility, which is being closed in connection with the Company’s restructuring activities. See also Note 16.

•	In 2008 and 2007, when conducting its annual impairment test of goodwill and intangible assets with indefinite lives, the Company determined that a trademark intangible asset associated with its protective packaging business was impaired, due to near-term reduced sales levels. The Company recorded impairment charges of $1,297 and $403 in 2008 and 2007, respectively.

•	During the first quarter of 2007, a printing machine utilized by the Company’s flexible packaging business in Egypt was destroyed by a fire. The net book value of the equipment was negligible. During 2007, the Company recorded a gain of $2,873 on the insurance settlement. The Company purchased a replacement printer, which was commissioned in mid-2008.

•	In 2008, the Company incurred a loss of $708 relating to storm damage at one of its European protective packaging facilities. This charge is included within in other expense (income), net above.

15. RESTRUCTURING ACTIVITIES
     During the fourth quarter of 2007, the Company established a reserve totaling $2,926, representing mostly employee severance and related costs, pursuant to a plan to restructure the workforce within its Specialty Packaging operations. The activities under the specialty packaging restructuring plan were completed by the end of 2008 with remaining severance of approximately $600 to be paid in 2009.
     During the second quarter of 2008, management approved a company-wide restructuring program to further streamline the Company’s operations and reduce its overall cost structure. Activities include headcount reductions and other overhead cost savings initiatives. For the year ended December 31, 2008, the Company recorded charges for severance and other activities totaling $3,572 and $1,075, respectively, relating to these initiatives.
     During the third quarter of 2008, management approved a cost reduction plan that involves closure of a protective packaging facility located in Eerbeek, The Netherlands. The plan includes relocation of the Eerbeek production lines to other existing company facilities located within Western Europe and reduction of related headcount. Through December 31, 2008, the Company has recorded additional severance charges totaling $3,880 relating to headcount reduction, as well as other charges of $794 relating primarily to site preparation and relocation of the equipment lines.
     The other restructuring expenses relate primarily to the establishment of a European shared service center and other third-party consulting fees relating to restructuring activities.
     Following is a reconciliation of the restructuring liability for the years ended December 31, 2008 and 2007:

	Severance	Other
	Charges	Charges	Total

Balance, January 1, 2007	$—	$—	$—
Restructuring charges	2,926	—	2,926
Amounts paid	(258)	—	(258)

Balance, December 31, 2007	2,668	—	2,668

Restructuring charges	7,452	1,869	9,321
Amounts paid	(5,055)	(1,869)	(6,924)
Foreign currency translation	(212)	—	(212)

Balance, December 31, 2008	$4,853	$—	$4,853

     The pretax restructuring charges by reportable segment are as follows:

	Year ended December 31,
	2008	2007	2006

Protective Packaging	$8,639	$113	$313
Specialty Packaging	34	2,813	—
Corporate	648	—	—

Total	$9,321	$2,926	$313

     The restructuring costs recorded to date have been included as a component of other operating expense, net within the consolidated statement of operations, as reflected in Note 14. The restructuring liability is included in other current liabilities within the consolidated balance sheet.

     The Company expects to make cash payments for severance against the remaining liability through the first half of 2009. In 2008, the Company also funded capital expenditures of approximately $1,200 relating to certain of the cost reduction initiatives and expects to fund additional restructuring-related capital expenditures of approximately $2,100 in 2009.
16. RETIREMENT BENEFITS
Pension Benefits
     The Company has three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands. Plan benefits are generally based upon age at retirement, years of service and the level of compensation. The trustees of these plans, in consultation with their respective actuaries, recommend annual funding to be made to the plans at a level they believe to be appropriate for the plans to meet their long-term obligations. The employees also make contributions based on a percentage of eligible salary. The Company also has three small, unfunded defined benefit pension plans covering certain current or former employees of its German businesses. The Company funds the obligations for these plans with insurance contracts. For the year ended December 31, 2008, the Company has excluded these small German plans from its pension disclosure herein, since the plans are not material. The presentation as of December 31, 2007 and for the years ended December 31, 2007 and 2006 has been restated herein to conform to the 2008 presentation.
     In accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158), which the Company adopted effective December 31, 2007, the Company reflects the funded status of its pension plans in its consolidated balance sheets. Effective December 31, 2008, SFAS No. 158 also requires measurement of plan assets and benefit obligations at December 31, the date of the Company’s year end. The Company already used a December 31 measurement date so adoption of this provision of SFAS No. 158 had no impact.
     Components of net periodic benefit cost are as follows:

	Year ended December 31,
	2008	2007	2006

Service cost of benefits earned	$2,041	$3,526	$3,185
Interest cost on benefit obligations	5,195	5,427	4,770
Expected return on plan assets	(7,180)	(6,697)	(5,592)
Curtailment gain	(3,736)	—	—
Amortization of net loss	(243)	—	—

Net periodic benefit cost (income)	$(3,923)	$2,256	$2,363

     As a result of the closure and job reductions related to the Company’s facility in Eerbeek, Netherlands, in accordance with SFAS No. 88, the Company recognized a $3,736 curtailment gain attributable to the decrease in liability associated with the reduction in pension benefits. The curtailment gain was recognized in 2008, consistent with the timing of the related employees’ terminations. See Note 15 for more information on the facility closure.
     As permitted under paragraph 26 of SFAS No. 87, the amortization of any prior service cost is determined using a straight-line amortization of the cost over the average remaining service period of employees expected to receive benefits under the plans.

     The following tables show the changes in the benefit obligation, plan assets and funded status of the Company’s benefit plans:

	December 31,	December 31,
	2008	2007
Change in projected benefit obligation
Benefit obligation at beginning of year	$96,153	$108,527
Service cost of benefits earned	2,041	3,526
Interest cost on benefit obligation	5,195	5,428
Participant contributions	701	729
Curtailment gain	(3,736)	—
Actuarial gains	(10,888)	(21,193)
Benefit payments	(3,255)	(3,847)
Exchange rate (gain) loss	(20,679)	2,983

Benefit obligation at end of year	65,532	96,153

Change in fair value of plan assets
Fair value of plan assets at beginning of year	117,374	110,700
Actual return on plan assets	(3,517)	4,231
Employer contributions	2,809	2,966
Participant contributions	701	729
Benefit payments	(3,255)	(3,847)
Exchange rate gain (loss)	(27,698)	2,595

Fair value of plan assets at end of year	86,414	117,374

Funded status at end of year	$(20,882)	$(21,221)

Amounts recognized on the balance sheet
Other noncurrent assets	$20,882	$24,474
Other noncurrent liabilities	—	(3,253)

Net amount recognized	$20,882	$21,221

Amounts recognized in accumulated other comprehensive income (AOCI)
Net actuarial gain	$(15,080)	$(15,131)
Income tax provision related to the net actuarial gain	4,176	4,209

Net amount recognized	$(10,904)	$(10,922)

     In 2009, the Company expects to amortize net actuarial gains totaling $215 from accumulated other comprehensive income into net periodic benefit cost.
     The accumulated benefit obligation for the defined benefit pension plans was $63,119 and $88,539 at December 31, 2008 and 2007, respectively. At December 31, 2008, the fair value of plan assets for each of the pension plans exceeded the projected benefit obligations and accumulated benefit obligations. At December 31, 2007, the Netherlands plan had projected benefit obligations and accumulated benefit obligations in excess of the fair value of plan assets, as follows:

December 31,
2007
Projected benefit obligation	$15,364
Accumulated benefit obligation	12,292
Fair value of plan assets	12,110

Plan Assumptions
     The weighted average assumptions used to determine the Company’s defined benefit obligations were as follows:

	December 31,	December 31,
	2008	2007

Discount rate	6.42%	5.63%
Compensation increases	3.42%	3.42%
     The weighted average assumptions used to determine net periodic benefit costs were as follows:

	Year ended December 31,
	2008	2007	2006

Discount rate	5.63%	4.92%	4.67%
Expected return on plan assets	6.30%	5.89%	5.42%
Compensation increases	3.42%	3.56%	3.56%
     The discount rate assumption for each country is based on an index of high-quality corporate bonds with maturities in excess of ten years. In developing assumptions regarding the expected rate of return on pension plan assets, the Company receives independent input in each of the relevant countries in which the trust assets are invested on asset-allocation strategies and projections of long-term rates of return on various asset classes, risk-free rates of return and long-term inflation projections.
     The weighted average asset allocations by asset category for the Company’s pension plan assets were as follows as of the end of the last two years:

	December 31,	December 31,
	2008	2007

Equity securities	22.0%	34.0%
Fixed-income securities	75.0%	64.0%
Other	3.0%	2.0%

	100.0%	100.0%

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
     The Company expects to contribute $1,961 to its pension plans in 2009.
     Following are the estimated future benefit payments to be made in the years indicated:

Year	Amount
2009	$2,769
2010	2,979
2011	3,016
2012	2,840
2013	2,787
2014-2018	13,298

Defined Contribution Plans
     The Company sponsors two 401(k) defined contribution plans, one for salaried and hourly nonunion employees and one for hourly union employees, in which its U.S. employees are eligible to participate. Under these plans, employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, under the salaried and hourly nonunion plan, the Company may make a discretionary profit sharing contribution, if Company performance objectives are achieved. The Company’s contributions to these plans in the years ended December 31, 2008, 2007 and 2006 totaled $2,540, $2,431 and $1,290, respectively.
     The Company also sponsors several small, defined contribution plans at certain of its foreign operating units. The Company contribution is a defined percentage of eligible salary and in certain of the plans the employees also make contributions. The total expense for these plans was $260, $358 and $298 for the years ended December 31, 2008, 2007 and 2006, respectively.
Pension and Related Assets and Liabilities in the Balance Sheet
     Pension and related assets, as reflected in the consolidated balance sheets, also include the insurance investment contracts relating to the unfunded German pension plans which are excluded from the pension disclosure herein. The asset values totaled $1,548 and $1,185 at December 31, 2008 and 2007, respectively.
     Pension and related liabilities, as reflected in the consolidated balance sheets, include the obligations for the German pension plans, totaling $3,192 and $3,073 at December 31, 2008 and 2007, respectively, and for termination liabilities and other benefit-related liabilities established at certain of the Company’s foreign subsidiaries. The termination amounts are payable to the employees when they separate from the companies. The liabilities are calculated in accordance with civil and labor laws based on each employee’s length of service, employment category and remuneration, and are calculated at the amount that the employee would be entitled to, if the employee terminated immediately. The liabilities related to these arrangements totaled $2,927 and $3,063 at December 31, 2008 and 2007, respectively.
17. STOCK-BASED COMPENSATION
     In October 2005, Pregis Holding I Corporation, the Company’s ultimate parent company, established the Pregis Holding I Corporation 2005 Stock Option Plan (the “Pregis Plan”) to provide for the grant of nonqualified and incentive stock options to key employees, consultants and directors of the Company. At December 31, 2008, the number of shares available for award under the Pregis Plan was 2,091.62, of which approximately 147.0 remain available for grant.
     The majority of the options issued pursuant to the Pregis Plan vest equally over a five-year period as service is rendered. However, in 2007 and 2008, certain management employees were awarded performance-based options, which may vest in three equal installments if defined performance objectives are met for each or any of the three years to which they relate. Vesting may be accelerated at any time as determined by the committee administering the Pregis Plan. The options expire if not exercised within ten years of the date of grant. Additionally, vested options will generally terminate 45 days after termination of employment.
     The fair value of each option award granted after adoption of SFAS No. 123R has been estimated on the date of grant using the Black-Scholes option-valuation model, using the following assumptions:

	Year Ended December 31,
	2008	2007	2006

Expected term (in years)	3.0 - 5.0	3.0 - 5.0	5.0
Volatility	30.0%	30.0%	30.0%
Risk-free interest rate	1.4% - 3.5%	3.4% - 4.6%	4.3% - 4.9%
Dividend yield	—	—	—
     The expected terms of the option grants were estimated, based on the vesting periods for the grants. Since the Company has minimal historical experience with respect to exercise behavior for its options, this was considered to be a reasonable estimate in relation to exercise behavior experienced by similar private-equity owned entities. The risk-free interest rate assumption is based on U.S. Treasury security yields for issues with a remaining term equal to the option’s expected life at the time of grant. The Company does not have publicly traded equity, so it does not have historical data regarding the volatility of its common stock. Therefore, the expected volatility used for 2008, 2007 and 2006 was based on volatility of similar entities, referred to as “guideline” companies. In determining similarity, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s stock is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future. Based on its minimal historical experience of pre-vesting cancellations, the Company has assumed an annual forfeiture rate of 5% for the majority of its option grants. These assumptions are evaluated, and revised as necessary, based on changes in market conditions and historical experience.
     The Company’s stock option activity for the years ended December 31, 2008, 2007 and 2006 under the Pregis Plan is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life

Outstanding at January 1, 2006	884.96	$13,000.00
Granted	1,269.16	14,565.00
Exercised	—	—
Forfeited	(718.83)	15,764.00

Outstanding at December 31, 2006	1,435.29	$13,000.00
Granted	665.58	17,968.00
Exercised	—	—
Forfeited	(305.21)	13,000.00
Expired	(86.91)	13,000.00

Outstanding at December 31, 2007	1,708.75	$14,935.00
Granted (1)	342.76	20,000.00
Exercised	(21.85)	13,000.00
Forfeited	(184.84)	16,230.00
Expired	(35.65)	13,000.00

Outstanding at December 31, 2008 (1)	1,809.17	$15,782.00	8.06 years

Exercisable at December 31, 2008	615.95	$14,029.00	7.34 years

(1)	Amounts granted in 2008 and outstanding at December 31, 2008 do not include 136.30 of performance-based options for which fair value will be calculated when the 2009 and 2010 performance objectives are determined.

     The weighted average grant-date fair value of options granted was $5,989, $6,147, and $2,252 per share for the years ended December 31, 2008, 2007 and 2006, respectively. The total grant-date fair of options that vested during 2008 and 2007 was $3,092 and $1,193, respectively.
     As of December 31, 2008, there was $4,525 of unrecognized compensation cost related to non-vested options granted in 2006 through 2008 under the plans. This cost is expected to be amortized over a weighted-average service period of approximately 3.8 years. For the years ended December 31, 2008, 2007 and 2006, the Company recognized share-based compensation expense of $951 ($598, net of tax), $558 ($381, net of tax) and $97 ($65, net of tax), respectively.
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
18. SEGMENT AND GEOGRAPHIC INFORMATION
     The Company reports its segment information in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Through the third quarter of 2008, the Company classified its operations into four reportable segments, known as Protective Packaging, Flexible Packaging, Hospital Supplies and Rigid Packaging.
     The Protective Packaging segment represents an aggregation of the Company’s North American and European protective packaging businesses and its Hexacomb product line. These businesses have comparable economic characteristics and similarities in their product offerings, production processes, marketing and distribution channels, and end-users.
     In the fourth quarter of 2008, the Company hired a new executive to manage the operations of the flexible packaging, hospital supplies and rigid packaging businesses as an integrated specialty packaging unit, in support of the Company’s strategy to drive synergies across these businesses. This new executive reports directly to the chief operating decision maker, with each of the business managers reporting up to him. He is responsible for executing the growth strategy of these businesses, including acquisition/divestiture, restructuring, and capital investment decisions, and provides integrated specialty packaging information to the chief operating decision maker. In the fourth quarter of 2008, the Company began reporting the operations of its flexible packaging, hospital supplies and rigid packaging businesses as one reportable segment, Specialty Packaging, to be aligned with the aforementioned changes in its internal management structure and related changes in information provided to the chief operating decision maker. As a result, the Company now reports two reportable segments:
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
     Specialty Packaging — This segment provides innovative packaging solutions for food, medical, and other specialty packaging applications, primarily in Europe.
     In accordance with the requirements of SFAS No. 131, the segment information presented for the years ended December 31, 2007 and 2006 has been restated to conform to the Company’s new reportable segment structure.

     The Company evaluates performance and allocates resources to each segment based on segment EBITDA, which is calculated internally as gross margin (defined as net sales, less cost of sales excluding amortization and depreciation), less selling, general and administrative expenses. Management believes that segment EBITDA provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment EBITDA should not be considered in isolation or as a substitute for net income or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States. Additionally, the Company’s computation of segment EBITDA may not be comparable to other similarly titled measures computed by other companies.
     Information regarding the Company’s reportable segments is as follows:

	Year ended December 31,
	2008	2007	2006
Net Sales:
Protective Packaging	$661,976	$636,939	$617,245
Specialty Packaging	357,388	342,460	308,254

Net sales	$1,019,364	$979,399	$925,499

Segment EBITDA:
Protective Packaging	$62,812	$80,445	$71,481
Specialty Packaging	42,299	45,548	36,431

Total segment EBITDA	105,111	125,993	107,912
Corporate expenses (1)	(12,237)	(24,009)	(21,907)
Other operating expense, net, including restructuring	(8,146)	(190)	(234)
Depreciation and amortization	(52,344)	(55,799)	(53,179)
Goodwill impairment	(19,057)	—	—
Interest expense	(49,069)	(46,730)	(42,535)
Interest income	875	1,325	246
Foreign exchange gain (loss), net	(14,728)	2,339	6,139

Income (loss) before income taxes	$(49,595)	$2,929	$(3,558)

Depreciation and Amortization:
Protective Packaging	$32,082	$32,792	$32,240
Specialty Packaging	19,680	23,007	20,939
Corporate	582	—	—

Total depreciation and amortization	$52,344	$55,799	$53,179

Capital Spending:
Protective Packaging	$18,239	$18,887	$13,751
Specialty Packaging	12,643	15,739	14,312

Total capital spending	$30,882	$34,626	$28,063

	As of December 31,
	2008	2007
Assets:
Protective Packaging	$357,943	$415,108
Specialty Packaging	230,556	261,977
Corporate assets (2)	147,877	178,234

Total assets	$736,376	$855,319

(1)	Corporate expenses include the costs of corporate support functions, such as information technology, finance, human resources, legal and executive management which have not been allocated to the segments. Additionally, corporate expenses may include other non-recurring or non-operational activity that the chief operating decision maker excludes in assessing business unit performance. These expenses, along with depreciation and amortization and other non-operating activity such as interest expense/income and foreign exchange gains/losses are not considered in the measure of the segments’ operating performance, but are shown herein as reconciling items to the Company’s consolidated income (loss) before income taxes.

(2)	Corporate assets include goodwill, deferred financing costs, and other assets attributed to the corporate support functions.
Net Sales by Major Product Line

	Year ended December 31,
	2008	2007	2006

Protective packaging	$661,976	$636,939	$617,245
Flexible packaging	188,160	170,617	152,387
Rigid packaging	63,651	71,805	66,570
Medical supplies and packaging	105,577	100,038	89,297

Total net sales	$1,019,364	$979,399	$925,499

     The Company’s flexible packaging product line includes films that had been previously reported within the rigid packaging segment, prior to the Company’s revision to its reportable segments. Similarly, the Company’s medical supplies and packaging product line includes certain medical packaging that had previously been reported within the flexible packaging segment.
Net Sales by Geographic Area
     The following table provides certain geographic-area information, as determined based on the country from which the sales originate and in which the assets are based:

	Net Sales			Total Long-Lived Assets (e)
	Year Ended December 31,			As of December 31,
	2008	2007	2006	2008	2007
United States	$341,543	$340,876	$356,337	$207,170	$222,281
Germany	254,629	237,208	208,841	107,380	135,338
United Kingdom	164,737	177,808	168,200	38,413	58,462
Western Europe (a)	88,742	70,701	60,752	33,439	32,889
Southern Europe (b)	64,450	60,996	59,129	25,171	28,169
Central Europe (c)	58,993	50,835	36,830	29,492	33,038
Accumulated Other (d)	46,270	40,975	35,410	16,530	15,412

Totals	$1,019,364	$979,399	$925,499	$457,595	$525,589

(a)	Includes Belgium and the Netherlands.

(b)	Includes Spain, Italy, and France.

(c)	Includes Poland, Hungary, the Czech Republic, Bulgaria, and Romania.

(d)	Includes Canada, Mexico, and Egypt.

(e)	Total long-lived assets are total assets, excluding intercompany notes and investments, less current assets.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

	Year ended December 31,
	2008	2007	2006
Cumulative foreign currency translation adjustments	$(5,206)	$8,367	$6,047
Net unrealized gains (losses) on derivative instruments	(1,889)	1,161	921
Defined benefit pension adjustments	10,904	11,058	—

	$3,809	$20,586	$6,968

     During the year ended December 31, 2008, the Company revised the presentation of total comprehensive loss for the year ended December 31, 2007 within the Consolidated Statement of Equity and Comprehensive Income (Loss) to remove the impact of adoption of SFAS No. 158. The revised total comprehensive loss for the year ended December 31, 2007 is $(2,219).
20. COMMITMENTS AND CONTINGENCIES
Financing commitments
     At December 31, 2008, the Company had letters of credit outstanding under its credit facility and foreign lines of credit totaling $8,558.
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

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2008:
Net sales	$259,322	$275,216	$265,188	$219,638
Cost of sales, excluding depreciation and amortization	202,494	216,276	205,673	174,247
Depreciation and amortization	13,540	13,610	13,584	11,610
Operating income (loss)	8,278	7,266	10,098	(12,315)
Loss before income taxes	(562)	(4,448)	(12,764)	(31,821)
Net loss	(3,272)	(5,569)	(11,962)	(26,927)

Year Ended December 31, 2007:
Net sales	$239,017	$241,530	$245,163	$253,689
Cost of sales, excluding depreciation and amortization	178,002	180,830	188,426	192,977
Depreciation and amortization	12,676	13,818	14,242	15,063
Operating income	16,540	14,169	10,358	4,928
Income (loss) before income taxes	5,899	3,843	972	(7,785)
Net income (loss)	2,247	826	(563)	(7,289)
22. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION
     In connection with the Acquisition, Pregis Holding II (presented as Parent in the following tables), through its 100%-owned subsidiary, Pregis Corporation (presented as Issuer in the following tables), issued senior secured notes and senior subordinated notes. The senior notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the senior subordinated notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by Pregis Holding II and substantially all existing and future 100%-owned domestic restricted subsidiaries of Pregis Corporation (collectively, the “Guarantors”). All other subsidiaries of Pregis Corporation, whether direct or indirect, do not guarantee the senior secured notes and senior subordinated notes (the “Non-Guarantors”). The Guarantors also unconditionally guarantee the Company’s borrowings under its senior secured credit facilities on a senior secured basis.
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$9,764	$31,415	$—	$41,179
Accounts receivable
Trade, net of allowances	—	—	30,338	91,398	—	121,736
Affiliates	—	75,907	70,569	1,864	(148,340)	—
Other	—	—	57	13,772	—	13,829
Inventories, net	—	—	23,829	64,038	—	87,867
Deferred income taxes	—	134	2,589	1,613	—	4,336
Due from Pactiv	—	—	—	1,399	—	1,399
Prepayments and other current assets	—	2,457	1,316	4,662	—	8,435

Total current assets	—	78,498	138,462	210,161	(148,340)	278,781
Investment in subsidiaries and intercompany balances	90,101	524,168	—	—	(614,269)	—
Property, plant and equipment, net	—	1,704	74,590	168,830	—	245,124
Other assets
Goodwill	—	—	85,597	41,798	—	127,395
Intangible assets, net	—	—	17,150	24,104	—	41,254
Other	—	7,734	4,046	32,042	—	43,822

Total other assets	—	7,734	106,793	97,944	—	212,471

Total assets	$90,101	$612,104	$319,845	$476,935	$(762,609)	$736,376

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$4,641	$—	$261	$—	$4,902
Accounts payable	—	1,257	15,081	62,754	—	79,092
Accounts payable, affiliates	—	46,698	61,668	39,974	(148,340)	—
Accrued taxes	—	(374)	1,217	6,121	—	6,964
Accrued payroll and benefits	—	114	3,616	7,923	—	11,653
Accrued interest	—	6,905	—	—	—	6,905
Other	—	84	5,663	15,993	—	21,740

Total current liabilities	—	59,325	87,245	133,026	(148,340)	131,292
Long-term debt	—	460,128	—	586	—	460,714
Intercompany balances	—	—	137,778	288,577	(426,355)	—
Deferred income taxes	—	(4,315)	20,331	8,897	—	24,913
Other	—	6,865	6,907	15,620	—	29,392
Total stockholder’s equity	90,101	90,101	67,584	30,229	(187,914)	90,101

Total liabilities and stockholder’s equity	$90,101	$612,104	$319,845	$476,935	$(762,609)	$736,376

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$8,641	$—	$26,348	$—	$34,989
Accounts receivable
Trade, net of allowances	—	—	32,129	115,916	—	148,045
Affiliates	—	35,386	28,422	(455)	(63,353)	—
Other	—	—	200	18,332	—	18,532
Inventories, net	—	—	32,209	76,705	—	108,914
Deferred income taxes	—	134	2,219	638	—	2,991
Due from Pactiv	—	427	—	6,645	—	7,072
Prepayments and other current assets	—	2,582	2,129	4,476	—	9,187

Total current assets	—	47,170	97,308	248,605	(63,353)	329,730
Investment in subsidiaries and intercompany balances	153,657	599,266	—	—	(752,923)	—
Property, plant and equipment, net	—	—	84,458	192,940	—	277,398
Other assets
Goodwill	—	—	85,717	64,283	—	150,000
Intangible assets, net	—	—	18,659	29,251	—	47,910
Other	—	11,926	4,020	34,335	—	50,281

Total other assets	—	11,926	108,396	127,869	—	248,191

Total assets	$153,657	$658,362	$290,162	$569,414	$(816,276)	$855,319

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$1,873	$—	$247	$—	$2,120
Accounts payable	—	2,297	19,936	78,093	—	100,326
Accounts payable, affiliates	—	17,911	19,849	25,593	(63,353)	—
Accrued taxes	—	(124)	1,001	13,023	—	13,900
Accrued payroll and benefits	—	1,984	6,199	11,631	—	19,814
Accrued interest	—	6,772	—	3	—	6,775
Other	—	—	7,994	14,442	—	22,436

Total current liabilities	—	30,713	54,979	143,032	(63,353)	165,371
Long-term debt	—	474,912	—	692	—	475,604
Intercompany balances	—	—	149,793	301,575	(451,368)	—
Deferred income taxes	—	(3,170)	21,748	16,011	—	34,589
Other	—	2,250	5,878	17,970	—	26,098
Total stockholder’s equity	153,657	153,657	57,764	90,134	(301,555)	153,657

Total liabilities and stockholder’s equity	$153,657	$658,362	$290,162	$569,414	$(816,276)	$855,319

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$351,564	$678,643	$(10,843)	$1,019,364
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	265,568	543,965	(10,843)	798,690
Selling, general and administrative	—	11,946	41,591	74,263	—	127,800
Depreciation and amortization	—	577	16,378	35,389	—	52,344
Goodwill impairment	—	—	—	19,057	—	19,057
Other operating expense, net	—	648	923	6,575	—	8,146

Total operating costs and expenses	—	13,171	324,460	679,249	(10,843)	1,006,037

Operating income (loss)	—	(13,171)	27,104	(606)	—	13,327
Interest expense	—	(4,482)	18,018	35,533	—	49,069
Interest income	—	(190)	—	(685)	—	(875)
Foreign exchange loss, net	—	3,452	—	11,276	—	14,728
Equity in loss of subsidiaries	47,730	34,876	—	—	(82,606)	—

Income (loss) before income taxes	(47,730)	(46,827)	9,086	(46,730)	82,606	(49,595)
Income tax expense (benefit)	—	903	(1,033)	(1,735)	—	(1,865)

Net income (loss)	$(47,730)	$(47,730)	$10,119	$(44,995)	$82,606	$(47,730)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$348,230	$639,262	$(8,093)	$979,399
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	254,409	493,919	(8,093)	740,235
Selling, general and administrative	—	23,754	41,457	71,969	—	137,180
Depreciation and amortization	—	—	18,564	37,235	—	55,799
Other operating (income) expense	—	—	(96)	286	—	190

Total operating costs and expenses	—	23,754	314,334	603,409	(8,093)	933,404

Operating income (loss)	—	(23,754)	33,896	35,853	—	45,995
Interest expense	—	(4,334)	20,607	30,457	—	46,730
Interest income	—	(817)	—	(508)	—	(1,325)
Foreign exchange (gain) loss	—	(7,224)	(2)	4,887	—	(2,339)
Equity in loss (income) of subsidiaries	4,779	(8,014)	—	—	3,235	—

Income (loss) before income taxes	(4,779)	(3,365)	13,291	1,017	(3,235)	2,929
Income tax expense	—	1,414	11	6,283	—	7,708

Net income (loss)	$(4,779)	$(4,779)	$13,280	$(5,266)	$(3,235)	$(4,779)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$361,887	$570,240	$(6,628)	$925,499
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	274,150	446,028	(6,628)	713,550
Selling, general and administrative	—	2,153	61,429	62,362	—	125,944
Depreciation and amortization	—	—	19,561	33,618	—	53,179
Other operating expense (income), net	—	—	(303)	537	—	234

Total operating costs and expenses	—	2,153	354,837	542,545	(6,628)	892,907

Operating income (loss)	—	(2,153)	7,050	27,695	—	32,592
Interest expense	—	(5,188)	22,823	24,900	—	42,535
Interest income	—	(5)	—	(241)	—	(246)
Foreign exchange (gain) loss	—	(5,706)	154	(587)	—	(6,139)
Equity in loss of subsidiaries	8,400	19,055	—	—	(27,455)	—

Income (loss) before income taxes	(8,400)	(10,309)	(15,927)	3,623	27,455	(3,558)
Income tax expense (benefit)	—	(1,909)	661	6,090	—	4,842

Net loss	$(8,400)	$(8,400)	$(16,588)	$(2,467)	$27,455	$(8,400)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$(47,730)	$(47,730)	$10,119	$(44,995)	$82,606	$(47,730)
Non-cash adjustments	47,730	44,239	14,257	55,719	(82,606)	79,339
Changes in operating assets and liabilities, net of effects of acquisitions	—	(15,328)	4,750	18,623	—	8,045

Cash (used in) provided by operating activities	—	(18,819)	29,126	29,347	—	39,654

Investing activities
Capital expenditures	—	—	(7,408)	(23,474)	—	(30,882)
Proceeds from sale of assets	—	—	7	1,056	—	1,063
Business acquisitions, net of cash acquired	—	—	—	(958)	—	(958)
Insurance proceeds				3,205		3,205
Other, net	—	—	—	(969)	—	(969)

Cash used in investing activities	—	—	(7,401)	(21,140)	—	(28,541)

Financing activities
Intercompany activity	—	11,961	(11,961)	—	—	—
Repayment of long-term debt	—	(1,893)	—	—	—	(1,893)
Other, net	—	—	—	(115)	—	(115)

Cash (used in) provided by financing activities	—	10,068	(11,961)	(115)	—	(2,008)
Effect of exchange rate changes on cash and cash equivalents	—	110	—	(3,025)	—	(2,915)

Increase (decrease) in cash and cash equivalents	—	(8,641)	9,764	5,067	—	6,190
Cash and cash equivalents, beginning of year	—	8,641	—	26,348	—	34,989

Cash and cash equivalents, end of year	$—	$—	$9,764	$31,415	$—	$41,179

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(4,779)	$(4,779)	$13,280	$(5,266)	$(3,235)	$(4,779)
Non-cash adjustments	4,779	(11,483)	17,562	37,186	3,235	51,279
Changes in operating assets and liabilities, net of effects of acquisitions	—	14,115	(16,488)	7,048	—	4,675

Cash (used in) provided by operating activities	—	(2,147)	14,354	38,968	—	51,175

Investing activities
Capital expenditures	—	—	(10,161)	(24,465)	—	(34,626)
Proceeds from sale of assets	—	—	513	262	—	775
Business acquisitions, net of cash acquired	—	—	—	(28,785)	—	(28,785)
Insurance proceeds				884		884
Other, net	—	—	—	(226)	—	(226)

Cash used in investing activities	—	—	(9,648)	(52,330)	—	(61,978)

Financing activities
Intercompany activity	—	13,069	(12,655)	(414)	—	—
Deferred financing costs	—	(1,237)	—	—	—	(1,237)
Repayment of long-term debt	—	(1,828)	—	—	—	(1,828)
Other, net	—	—	—	218	—	218

Cash used in (provided by) financing activities	—	10,004	(12,655)	(196)	—	(2,847)
Effect of exchange rate changes on cash and cash equivalents	—	784	—	2,188	—	2,972

Increase (decrease) in cash and cash equivalents	—	8,641	(7,949)	(11,370)	—	(10,678)
Cash and cash equivalents, beginning of year	—	—	7,949	37,718	—	45,667

Cash and cash equivalents, end of year	$—	$8,641	$—	$26,348	$—	$34,989

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net loss	$(8,400)	$(8,400)	$(16,588)	$(2,467)	$27,455	$(8,400)
Non-cash adjustments	8,400	13,300	18,544	35,512	(27,455)	48,301
Changes in operating assets and liabilities, net of effects of acquisitions	—	(17,822)	2,661	(2,099)	—	(17,260)

Cash (used in) provided by operating activities	—	(12,922)	4,617	30,946	—	22,641

Investing activities
Capital expenditures	—	—	(8,809)	(19,254)	—	(28,063)
Proceeds from sale of assets	—	—	27	696	—	723
Purchase price adjustments on acquisition of Pregis businesses	—	(1,751)	1,300	—	—	(451)
Acquisition of business, net of cash acquired	—	—	—	(4,886)	—	(4,886)
Other, net	—	—	—	(289)	—	(289)

Cash used in investing activities	—	(1,751)	(7,482)	(23,733)	—	(32,966)

Financing activities
Repayment of long-term debt	—	(1,737)	—	5	—	(1,732)
Other, net	—	—	—	—	—	—

Cash used in financing activities	—	(1,737)	—	5	—	(1,732)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	3,583	—	3,583

Increase (decrease) in cash and cash equivalents	—	(16,410)	(2,865)	10,801	—	(8,474)
Cash and cash equivalents, beginning of year	—	16,410	10,814	26,917	—	54,141

Cash and cash equivalents, end of year	$—	$—	$7,949	$37,718	$—	$45,667

Schedule II — Valuation and Qualifying Accounts
(dollars in thousands)

				Changes in
	Balance at	Additions		foreign
	beginning of	charged to		currency	Balance at end
Description	period	income	Deductions	exchange rates	of period

Allowance for doubtful accounts
Year ended December 31, 2008	$5,313	$1,562	$(1,126)	$(392)	$5,357
Year ended December 31, 2007	4,055	973	(111)	396	5,313
Year ended December 31, 2006	5,519	500	(2,410)	446	4,055

Deferred tax asset valuation reserve
Year ended December 31, 2008	$17,068	$10,011	$(893)	$(275)	$25,911
Year ended December 31, 2007	18,055	4,706	(6,314)	621	17,068
Year ended December 31, 2006	17,690	2,999	(4,622)	1,988	18,055

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the principal executive officer and principal financial officer concluded as of the Evaluation Date that the disclosure controls and procedures were effective such that information relating to us that is required to be disclosed in reports filed with the SEC: (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Controls over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principals. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2008.
     This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
     For the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The following table provides information about the current directors of Pregis Holding II and the executive officers of Pregis Holding II and Pregis Corporation.

Name	Age	Position with our Company
Michael T. McDonnell	51	President, Chief Executive Officer and Director
D. Keith LaVanway	44	Vice President and Chief Financial Officer
Thomas E. O’Neill	57	Vice President, Human Resources
Kevin J. Baudhuin	46	President, Protective Packaging North America
Fernando De Miguel	51	President, Protective Packaging Europe
Jeff Kellar	53	President, Hexacomb
Steven Kenny	47	President, Specialty Packaging Division
John L. Garcia	52	Chairman of the Board
Glenn Fischer	58	Director
Brian R. Hoesterey	41	Director
James W. Leng	63	Director
James D. Morris	55	Director
John P. O’Leary, Jr.	62	Director
Thomas J. Pryma	35	Director
James E. Rogers	63	Director
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
     Thomas E. O’Neill became our Vice President, Human Resources, effective August 15, 2007. Prior to joining Pregis, Mr. O’Neill worked with The BOC Group plc for over 25 years, most recently serving as Global Human Resource Director, Industrial Products from 2000 to 2007 and previous to that as Vice President Human Resources from 1995 to 2000, and Vice President Distribution, for BOC Gases Americas.
     Kevin J. Baudhuin became Pregis’s President, Protective Packaging North America, effective December 10, 2007. Prior to joining Pregis, Mr. Baudhuin worked with The BOC Group plc for over 20 years, most recently serving as President, Industrial & Special Projects, North America from March 2004 to February 2007 and previous to that as Global Market Director, Special Products from February 2002 to March 2004 and other positions of general management, sales and marketing.
     Fernando De Miguel became Pregis’s President, Protective Packaging Europe, effective June 1, 2007. Mr. De Miguel joined Pregis from Alstom, where he served as Senior Vice President, North Europe since April 2006. Prior to Alstom, Mr. De Miguel worked with Johnson Controls Automotive Systems Group for over 11 years in numerous senior management positions, most recently serving as Group Vice President Electronics, Europe and International.

     Jeff Kellar became Pregis’s President, Hexacomb, effective January 5, 2009. Prior to joining Pregis, Mr. Kellar was President of the flexible packaging division of Alcoa / Reynolds Packaging Group from 2006 to 2008. Previous to this, Mr. Kellar held senior strategy and business development roles with Tetra Pak Inc. for 12 years, and worked for 18 years in the brewing industry at Molson Breweries and Miller Brewing Company.
     Steven Kenny became Pregis’s President, Specialty Packaging Division, effective September 1, 2008. Before joining Pregis, Mr. Kenny worked with National Starch and Chemical (a divisional company of Unilever and subsequently ICI) for 21 years, most recently serving as Corporate Vice President for the European Adhesives business from July 2005 to July 2008. Prior to that, he served as Divisional Vice President of National’s North American emulsion polymers business from September 2002 to June 2005, having previously held other general management roles in Latin America and in Europe.
     John L. Garcia became the Chairman of the board of directors of Pregis Holding II on May 18, 2005. Mr. Garcia has been Chief Executive Officer of AEA Investors LP since 2006 and President of AEA Investors LP and its predecessor since 2002 and was a Managing Director of AEA Investors Inc. from 1999 through 2002. From 1994 to 1999, Mr. Garcia was a Managing Director with Credit Suisse First Boston LLC, formerly known as Credit Suisse First Boston Corporation, where he served as Global Head of the Chemicals Investment Banking Group and Head of the European Acquisition and Leveraged Finance and Financial Sponsor Groups. Before joining Credit Suisse First Boston, Mr. Garcia worked at Wertheim Schroder in New York as an investment banker and at ARCO Chemicals in research, strategic planning and commercial development. Mr. Garcia is currently a director of AEA Investors LP and Convenience Food Systems B.V.
     Glenn Fischer became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition and served as our Interim Chief Executive Officer from December 1, 2005 to February 28, 2006. Mr. Fischer is an operating partner with AEA Investors LP, which he joined in 2005. From 2000 to 2005 he was President and Chief Operating Officer of Airgas, Inc., the largest U.S. distributor of industrial, medical and specialty gases, welding, safety and related products. Mr. Fischer joined Airgas after spending 19 years with The BOC Group in a wide range of positions leading to his appointment in 1997 as President of BOC Gases, North America. In addition to his responsibility for all North American operations, Mr. Fischer served on The BOC Group Executive Management Board. Prior to joining BOC in 1981, Mr. Fischer served at W.R. Grace in a variety of finance, planning and management roles. He is currently a director of Henry Corporation, Behavioral Interventions, and SRS Roofing Supply Corporation.
     Brian R. Hoesterey became a director of Pregis Holding II on May 18, 2005. Mr. Hoesterey is a partner with AEA Investors LP, which he joined in 1999. Prior to joining AEA Investors, he was with BT Capital Partners, the private equity investment vehicle of Bankers Trust. Mr. Hoesterey has also previously worked for McKinsey & Co. and the investment banking division of Morgan Stanley. He is currently a director of Henry Corporation, CPG International Inc., Unifrax Corporation, Houghton International, and SRS Roofing Supply Corporation.
     James W. Leng became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition. Mr. Leng currently serves as on the boards of TNK-BP Limited, Tata Steel Limited (India), Alstom SA (France), and Doncasters Group Limited. Mr. Leng’s past appointments include Corus Group plc, Pilkington plc, Hanson plc, Laporte plc, and Low & Bonar plc.
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

     John P. O’Leary, Jr. became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition. Mr. O’Leary has served as President and Chairman of Kenson Plastics Inc., a specialty plastic converting company, since November 2008. Mr. O’Leary served as Senior Vice President, SCA North America, a packaging supplier, from 2002 through 2004. From 2001 through 2004, he was President and Chief Executive Officer of Tuscarora Incorporated, a wholly-owned subsidiary of SCA Packaging International B.V. and a division of SCA North America. Tuscarora is a producer and manufacturer of custom design protective packaging. Prior to SCA’s acquisition of Tuscarora, Mr. O’Leary was Tuscarora’s CEO, President, from 1989 to 2001, and its Chairman of the Board from 1992 through 2001. Mr. O’Leary currently serves on the Board of Directors of Matthews International Corp.
     Thomas J. Pryma became a director of Pregis Holding II on May 18, 2005. Mr. Pryma is a partner with AEA Investors LP, which he joined in 1999. Prior to joining AEA, Mr. Pryma worked in the Financial Sponsors and Corporate Banking Groups in the investment banking division of Merrill Lynch. He is currently a director of Unifrax Corporation, Houghton International, and Behavioral Interventions.
     James E. Rogers became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition. Since 1993, Mr. Rogers has served as president of SCI Investors Inc., a private equity investment firm. From 1993 to 1996, Mr. Rogers served as Chairman of Custom Papers Group, Inc., a paper manufacturing company. From 1991 to 1993, he was President and Chief Executive Officer of Specialty Coatings International, Inc., a manufacturer of specialty paper and film products. Prior to 1991, Mr. Rogers was Senior Vice President, Group Executive of James River Corporation, a paper and packaging manufacturer. Mr. Rogers also serves as a director of Caraustar Industries, Inc., Owens & Minor, Inc., and New Market Corporation.
     On January 5, 2009, we announced that Jeff Kellar was appointed as our new President, Hexacomb, effective January 5, 2009. Mr. Kellar replaced C. William McBee, who retired from Pregis effective January 1, 2009.
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
     Similar to 2007, in 2008 certain senior executives were awarded performance-based stock options in lieu of salary increases for the years 2008 through 2010. By transitioning from fixed salary increases to variable rewards, our executives are incentivized to continue to drive company performance, with upside earnings potential if their performance targets are achieved.
     As we developed compensation programs for new executives hired in 2008, we gave consideration to the competitive marketplace (although we do not engage in formal benchmarking against a specific list of peer companies) and the compensation for these executives relative to that of their individual compensation histories and other members of our senior management.
     Annual cash bonus. Depending on our performance, a significant portion of cash compensation can be in the form of an annual cash incentive bonus based on the achievement of objective performance metrics established soon after the beginning of the year. For 2008, the performance goals for all of our senior executives, including the chief executive officer and chief financial officer, were achievement of target levels of EBITDA and of working capital as a percentage of sales. EBITDA under the annual cash incentive bonus plan is calculated as gross margin (defined as net sales, less cost of sales, excluding depreciation and amortization) less selling, general and administrative expenses. Extraordinary and non-recurring items may be added back or deducted at the discretion of the compensation committee. Working capital as used in the target performance metric is defined as trade receivables, plus inventories, less trade payables. The working capital metric uses a thirteen-month average working capital, divided by net sales for the respective fiscal year.
     Under the annual cash incentive bonus plan, the compensation committee approves a target award level and performance objectives for each executive officer. The target award level for each executive officer is generally stated as a percentage of base annual salary. The following table outlines the 2008 target bonus opportunity for our named executive officers:

		Target Bonus	2008 Cash
Name	2008 Salary	Award	Incentive Target

Michael T. McDonnell	$500,000	100%	$500,000
D. Keith LaVanway	360,000	60%	216,000
Fernando De Miguel	367,500	40%	147,000
Hartmut Scherf	330,750	44.5%	147,000 (1)
Kevin J. Baudhuin	325,000	40%	130,000
C. William McBee	275,000	40%	110,000

(1)	Mr. Scherf’s annual cash bonus target is 100,000 euro (reflected herein based on an average 2008 exchange rate of euro to U.S. dollars of 1:1.47).
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
     Midway through 2008, because of external factors such as the global economic slowdown and escalating raw material and energy costs which significantly impacted the company’s first half results, the compensation committee approved a special one-time bonus amendment for 2008 to link achievements in the second half of the year with opportunity for a bonus reward. Since the company undertook major pricing actions and cost reduction initiatives in response to these external challenges, the Board wanted to incentivize management on their success in executing on these initiatives. The amendment allowed for an additional calculation to be made using the second half actual performance compared to the second half target performance for both company and division performance, based on the original calendarization of the target performance. After completing both the standard full year calculation and separate second half calculation, the executive would receive the higher of the two calculations. The second half calculation would allow for achievement of one-half of the individual target bonus award.
     Our executives’ target cash incentive bonus awards for 2008 were based on achievement of the following 2008 financial targets:

	Company Performance			Division Performance
			Target			Target
	Full Year	2nd Half	working capital	Full Year	2nd Half	working capital
	Target	Target	as a percentage	Target	Target	as a percentage
Name	EBITDA	EBITDA	of net sales	EBITDA	EBITDA	of net sales

Michael T. McDonnell	$131,700	$73,700	15.1%
D. Keith LaVanway	131,700	73,700	15.1%
Fernando De Miguel	131,700	73,700	15.1%	$39,815	$20,801	14.3%
Hartmut Scherf	131,700	73,700	15.1%	33,323	20,108	14.5%
Kevin J. Baudhuin	131,700	73,700	15.1%	39,248	22,845	13.1%
C. William McBee	131,700	73,700	15.1%	21,410	11,142	8.0%
     For the year ended December 31, 2008, only Mr. Baudhuin achieved his target bonus award, on the basis of the second-half year performance of his division. The target levels of performance are intended to be achievable when established. Our executives and divisional managers work closely with the compensation committee and board of directors to determine performance targets. In order to enhance our annual performance, the annual bonus opportunity increases as the performance targets are exceeded. For example, if actual performance is less than 85% of budget, no bonus is payable. If actual performance equals budget, 100% of the target bonus is payable, and if actual performance exceeds budget, the bonus is increased by two percent for every one percent increase in performance over budget. Within each target threshold, the bonus amount is interpolated based on the actual target level achieved.
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
     As mentioned previously, in 2007 certain senior executives were awarded performance-based options in lieu of salary increases. Per the terms of the performance-based option agreements, the executives would vest in the option grants in three equal installments at the beginning of 2008, 2009 and 2010, if defined EBITDA performance objectives are met for each or any of the years 2007, 2008, and 2009, respectively. For the year ended December 31, 2007, only Mr. Scherf met his 2007 EBITDA performance objective. In 2008 certain other senior executives were awarded performance-based options in lieu of salary increases. Per the terms of the performance-based option agreements, the executives will vest in the option grants in three equal installments at the beginning of 2009, 2010 and 2011, if defined performance objectives are met for each or any of the years 2008, 2009, and 2010, respectively. The 2008 performance objective set forth in the performance-based option grant awards corresponds to the full-year EBITDA target as established for each executive’s annual cash incentive bonus. For the chief executive officer and chief financial officer, the performance objective is the full-year EBITDA performance target established for the company as a whole. For divisional managers, the performance objective is the full-year EBITDA target established for their respective divisions. For the year ended December 31, 2008, none of the named executive officers met their 2008 full-year EBITDA performance objective. However, because of external factors such as the global economic slowdown and escalating raw material and energy costs which significantly impacted the company’s 2008 results, the compensation committee approved a one-time change to approve vesting of one-half of the 2008 performance-based options, with the second half of the 2008 performance-based options being combined with the performance-based options eligible for vesting based on 2009 EBITDA performance objectives. EBITDA performance objectives for subsequent years are established upon approval of the Company’s annual operating plan for the respective year.
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

     We provide standard employee health and reimbursement benefits to our senior management which we believe is industry competitive and necessary to attract and retain key individuals. Our domestic executive officers participate in a company-sponsored 401(k) plan. The company-sponsored 401(k) plan currently matches 100% of employee contributions up to the first 1% of eligible compensation and 50% of employee contributions up to the next 5% of eligible compensation. Additionally, the company may make a discretionary profit sharing contribution of up to 4% of the executive officer’s eligible compensation, depending on our performance. Our foreign division executives participate in private pension plans to which our company makes an annual contribution, as was individually negotiated with the respective executives.
Compensation Committee Report
     The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.
THE COMPENSATION COMMITTEE
Thomas J. Pryma, Chairman
John L. Garcia
Brian R. Hoesterey
John P. O’Leary, Jr.

SUMMARY COMPENSATION TABLE
     The table below summarizes compensation information for each individual who served as our chief executive officer or our chief financial officer during 2008, our next three most highly compensated executive officers serving as of December 31, 2008, and any executive officer that would have been included as one of the three most highly compensated except for the fact that he was not serving as an executive officer as of December 31, 2008.

						Non-Equity
					Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus		Awards(1)	Compensation(2)	Compensation		Total
Michael T. McDonnell	2008	$500,000	—		$189,197	—	$11,952	(5)	$701,149
President and Chief Executive Officer	2007	$500,000	—		$191,114	$491,640	$4,782		$1,187,536
	2006	$116,667	$450,000	(3)	$44,880	—	$162,125		$773,672

D. Keith LaVanway	2008	$360,000	—		$276,571	—	$71,335	(6)	$707,906
Vice President and Chief Financial Officer	2007	$105,000	$250,000	(4)	$77,832	—	$69,180		$502,012

Fernando De Miguel (7)	2008	$367,500	—		$119,808	—	$46,993	(8)	$534,301
President, Protective Packaging, Europe	2007	$199,791	—		$69,724	$67,644	$27,930		$365,089

Hartmut Scherf (7)	2008	$330,750	—		$40,228	—	$64,235	(9)	$435,213
General Manager, Flexibles	2007	$306,503	—		$48,022	$163,327	$56,865		$574,717
	2006	$281,894	—		$40,118	$142,551	$52,299		$516,862

Kevin J. Baudhuin	2008	$325,000	—		$173,028	$24,980	$270,080	(10)	$793,088
President, Protective Packaging North America

C. William McBee	2008	$275,000			$30,576	—	$23,952	(11)	$329,528
President, Hexacomb	2007	$275,000	—		$30,492	$94,707	$31,694		$431,893

(1)	Represents the amount of compensation cost recognized for the fiscal years presented over the requisite service period with respect to awards granted in years 2006 through 2008, as computed in accordance with SFAS No. 123R. For 2005 option awards that were outstanding at the time our company adopted SFAS No. 123R, compensation cost has been estimated as if our company utilized the modified prospective transition method. A discussion of the assumptions underlying the valuation is provided in Note 17 to the audited financial statements included within this report. Expense relating to performance-based options awards granted in 2007 is reflected only for Mr. Scherf, as it was considered probable that his 2007 performance objectives would be achieved. No expense is reflected for performance-based option awards granted in 2008, as the relevant performance objectives were not achieved.

(2)	Represents amounts paid pursuant to non-equity incentive plans for the fiscal years presented. See “Grants of Plan-Based Awards in Fiscal Year 2008.”

(3)	Amount includes (i) a one-time signing bonus of $150,000 and (ii) a bonus of $300,000 representing Mr. McDonnell’s incentive bonus for 2006, which per the terms of his employment agreement would be a minimum of $275,000.

(4)	Amount includes (i) a one-time signing bonus of $100,000 and (ii) a bonus of $150,000 which represents the minimum incentive bonus to be paid to Mr. LaVanway for 2007, pursuant to the terms his employment agreement.

(5)	Amount represents 2008 matching and profit sharing contributions under the Company’s 401(k) plan.

(6)	Amount includes (i) reimbursement of relocation expenses and related tax gross-up of $64,485, and (ii) 2008 matching contributions under the Company’s 401(k) plan of $6,850.

(7)	All 2008 compensation amounts have been determined based on an average 2008 exchange rate of euro to U.S. Dollars of 1:1.47. All 2007 compensation amounts have been determined based on an average 2007 exchange rate of euro to U.S. Dollars of 1:1.37. Any 2006 compensation amounts have been determined based on an average 2006 exchange rate of euro to U.S. dollars exchange rate of 1:1.26.

(8)	Amount includes (i) company contributions to group defined contribution plan of $25,015 and (ii) use of company car at a cost of $21,978.

(9)	Amount includes (i) 2008 company contribution of $32,536 to a nonqualified defined contribution plan for the benefit of Mr. Scherf, (ii) supplemental life and occupational disability insurance premiums of $4,214, and (iii) use of company car at a cost of $27,485.

(10)	Amount includes (i) reimbursement of relocation expenses and related tax gross-up of $262,978, and (ii) 2008 matching contributions under the Company’s 401(k) plan of $7,102.

(11)	Amount includes (i) 2008 matching and profit sharing contributions under the Company’s 401(k) plan of $11,952 and (iii) a perquisite allowance of $12,000. See “Separation Agreements” section for details regarding additional payments to be made to Mr. McBee pursuant to the terms of his retirement.

     The following table provides information about plan-based awards made to the named executive officers during fiscal 2008.
GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2008

									All Other Option
									Awards: Number	Exercise or	Grant Date
									of Securities	Base Price of	Fair Value
	Grant	Estimated Possible Payouts Under Non-Equity				Estimated Future Payouts Under			Underlying	Option Awards	of Options
Name	Date(1)	Incentive Plan Awards				Equity Incentive Plan Awards(4)			Options(5)	($/Sh)	Awards(6)
		Threshold(2)	Target	Maximum		Threshold	Target	Maximum
Michael T. McDonnell	—	$37,700	$500,000	$750,000	(3)	—	—	—	—	$—	$—
D. Keith LaVanway	—	$16,286	$216,000	$324,000	(3)	—	—	—	—	—	—
D. Keith LaVanway	3/4/2008	—	—	—		2.963	8.890	8.890	—	20,000	43,494
Fernando De Miguel (7)	—	$11,084	$147,000	$220,500	(3)	—	—	—	—	—	—
Hartmut Scherf (7)	—	$11,084	$147,000	$220,500	(3)	—	—	—	—	—	—
Kevin J. Baudhuin	—	$9,802	$130,000	$195,000	(3)	—	—	—	—	—	—
C. William McBee	—	$8,294	$110,000	$165,000	(3)	—	—	—	—	—	—

(1)	These are the grant dates for the equity based awards. Annual bonus awards were made throughout 2008.

(2)	Represents amount of payout if threshold is attained with respect to both EBITDA and ratio of working capital to sales.

(3)	If actual performance is less than 85% of budget, no bonus is payable. If actual performance equals budget, 100% of target bonus is payable and if actual performance exceeds budget, the bonus is increased by two percent for every one percent increase in performance over budget. The amounts set forth in this column are the amounts payable upon achievement of 125% of budget.

(4)	These options were granted pursuant to the Pregis Holding I Corporation 2005 Stock Option Plan, with performance-based vesting requirements. See “Benefit Plans — 2005 Stock Option Plan.” One-third of these option grants will vest at the beginning of 2009, 2010 and 2011 if performance criteria (described in our Compensation Discussion and Analysis above) are met for any of the years 2008, 2009 and 2010, respectively. If performance criteria are not met for one year, the options for that year will be cancelled, but the options for the subsequent years may still vest, if performance criteria are met for either or both of those years. If performance criteria are not met for any year, no options will vest. The threshold includes the amount of options to vest if performance objectives are achieved for the 2008 year. Target and maximum amounts are based on performance being met for each of the three respective years. As discussed in the Compensation Discussion and Analysis, the Company’s compensation committee modified the portion of these option awards relating to 2008 performance, to approve vesting of one-half of the 2008 performance-based options, with the second half of the 2008 performance-based options being combined with the performance-based options eligible for vesting based on 2009 performance objectives. The exercise price per share of these options was greater than or equal to the per share fair market value of the common stock of Pregis Holding I on the date of the initial grant in 2008.

(5)	During 2008, there were no options granted to the named executive officers pursuant to the Pregis Holding I Corporation 2005 Stock Option Plan with time vesting requirements.

(6)	These amounts represent the grant date fair value, computed in accordance with SFAS No. 123R, of options granted to the named executive officers in 2008. The grant date fair value was determined using a Black-Scholes valuation model in accordance with FAS 123R. A discussion of the assumptions underlying the valuation is provided in Note 17 to the audited financial statements included within this report. The fair value for performance-based options is calculated for all of the performance-based options granted in 2008 based on assumptions relevant at the date of initial grant.

(7)	All amounts for Messrs. Scherf and De Miguel have been determined based on an average 2008 exchange rate of euro to U.S. Dollars of 1:1.47.
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
     Fernando De Miguel
     Fernando De Miguel, President, Protective Packaging Europe, entered into an employment agreement, effective June 1, 2007, providing for an annual salary of €250,000. Mr. De Miguel is eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. De Miguel’s target annual bonus is 40% of his base salary. Mr. De Miguel is provided with the use of an automobile and is eligible for group insurance benefits. Mr. De Miguel’s agreement requires twelve months notice (or a payment of €250,000 in lieu thereof) prior to a termination and he is subject to a noncompetition covenant for a period of twelve months following termination of his employment. Pursuant to his employment agreement, Mr. De Miguel was granted an option to purchase 132.16 shares of Pregis Holding I common stock at a purchase price of $13,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan and vests equally over five years, subject to accelerated vesting upon a change in control of our company.
     Hartmut Scherf
     Hartmut Scherf, General Manager, Flexibles, entered into an employment agreement providing for an annual salary of €225,000. Mr. Scherf is eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. Scherf’s target annual bonus is €100,000. Mr. Scherf is provided with the use of an automobile and an accident insurance policy. Mr. Scherf’s agreement requires six months notice (or our payment of six months of base salary in lieu thereof) prior to a termination and he is subject to a noncompetition covenant for a period of twelve months following termination of his employment. In 2008, Mr. Scherf deferred compensation pursuant to a noncontributory nonqualified defined contribution benefit plan (see “Nonqualified Deferred Compensation”). Pursuant to his employment agreement, Mr. Scherf was granted an option to purchase 82.77 shares of Pregis Holding I common stock at a purchase price of $13,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan and vests equally over five years, subject to accelerated vesting upon a change in control of our company.

     Kevin J. Baudhuin
     On December 11, 2007, Kevin J. Baudhuin, President, Protective Packaging North America, entered into an employment agreement providing for a three-year term, under which his current annual base salary is $325,000. Mr. Baudhuin is also eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. Baudhuin’s target annual bonus is 40% of his base salary. Mr. Baudhuin is entitled to severance benefits in connection with certain terminations of his employment (see “Potential Payments Upon Termination or Change in Control”). In addition, Mr. Baudhuin was eligible to receive a temporary housing allowance of $5,000 per month for six months and reimbursement of reasonable related costs until he relocated to the Chicago, Illinois area. He participates in our company’s benefit programs, including health, dental, life insurance and vision programs. Pursuant to his employment agreement, Mr. Baudhuin was granted an option to purchase 132.16 shares of Pregis Holding I common stock at a purchase price of $20,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan, and vests equally over five years, subject to accelerated vesting upon a change in control of our company. Mr. Baudhuin is also a party to a noncompetition agreement that restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
Separation Agreements
     C. William McBee, our former President, Hexacomb, separated from Pregis effective January 1, 2009. According to the terms of his employment agreement, Mr. McBee will receive (i) an amount equal to his base salary of $275,000, payable over a twelve-month period following his date of separation and (ii) continued medical benefits for the twelve month period immediately following his separation at an estimated cost of $7,261. In consideration of his separation benefits, Mr. McBee executed a standard release in favor of our company and continues to be subject to a noncompetition agreement which restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
Benefit Plans
     2005 Stock Option Plan
     On December 20, 2005, Pregis Holding I ratified the Pregis Holding I Corporation 2005 Stock Option Plan to provide for the grant of nonqualified and incentive stock options to key employees, consultants and directors of Pregis Holding I and its subsidiaries (including Pregis) and affiliates. The maximum number of shares of Pregis Holding I common stock underlying the options that are available for award under the stock option plan is 2,091.62. If any options terminate or expire unexercised, the shares subject to such unexercised options will again be available for grant.
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

     The following table sets forth information concerning outstanding awards of options to purchase shares of common stock of Pregis Holding I which have been granted to the named executive officers as of December 31, 2008.
OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR END

					Equity Incentive Plan
	Number of Securities		Number of Securities		Awards: Number of
	Underlying		Underlying		Securities Underlying
	Unexercised Options		Unexercised Options		Unexercised		Option Exercise	Option Expiration
Name	(#) Exercisable		(#) Unexercisable(1)		Unearned Options (#)		Price	Date

Michael T. McDonnell	152.944		229.416	(4)			$13,000	10/2/2016
Michael T. McDonnell					8.645	(2)	13,000	2/27/2017
D. Keith LaVanway	40.00		160.00	(5)			20,000	8/15/2017
D. Keith LaVanway					8.89	(3)	20,000	3/4/2018
Fernando De Miguel	26.432		105.728	6)			13,000	6/1/2017
Fernando De Miguel					5.619	(2)	13,000	6/1/2017
Hartmut Scherf	49.662		33.108	(7)			13,000	10/12/2015
Hartmut Scherf	2.528				5.056	(2)	13,000	2/27/2017
Kevin J. Baudhuin	26.432		105.728	(8)			20,000	12/12/2017
C. William McBee	37.746	(9)					13,000	10/12/2015

(1)	Unvested stock options vest fully upon a change in control of our company.

(2)	Represents the outstanding unearned portion of performance-based options granted in 2007, which may vest one-half at the beginning of 2009 or 2010, if the performance objectives established for 2008 and/or 2009, respectively, are achieved. As discussed in the Compensation Discussion and Analysis, the Company’s compensation committee modified the portion of these option awards relating to 2008 performance, to approve vesting of one-half of the 2008 performance-based options, with the second half of the 2008 performance-based options being combined with the performance-based options eligible for vesting based on 2009 performance objectives.

(3)	Represents the number of performance-based options granted in 2008, which may vest one-third at the beginning of 2009, 2010 and/or 2011, if the performance objectives established for 2008, 2009, and/or 2010, respectively, are achieved. As discussed in the Compensation Discussion and Analysis, the Company’s compensation committee modified the portion of these option awards relating to 2008 performance, to approve vesting of one-half of the 2008 performance-based options, with the second half of the 2008 performance-based options being combined with the performance-based options eligible for vesting based on 2009 performance objectives.

(4)	Vest in equal installments on each of the next three anniversaries of October 6, 2008.

(5)	Vest in equal installments on each of the next four anniversaries of September 19, 2008.

(6)	Vest in equal installments on each of the next four anniversaries of June 1, 2008.

(7)	Vest in equal installments on each of the next three anniversaries of October 12, 2008.

(8)	Vest in equal installments on each of the next four anniversaries of December 12, 2008.

(9)	Amount represents the vested portion of Mr. McBee’s option awards at the time of his separation from the Company. According to the terms of his separation agreement, Mr. McBee has until such time that the Company undergoes a change of control transaction to exercise these grants.

Option Exercises
     As of December 31, 2008, none of our named executive officers had exercised options to acquire our stock.
Pension Benefits
     None of our named executive officers participate in Company-sponsored defined benefit plans or post-retirement benefit plans.
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
NONQUALIFIED DEFERRED COMPENSATION

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions in	Earnings in Last	Withdrawals /	Balance at Last
Name	in Last FY ($)	Last FY ($)	FY ($)	Distributions ($)	FYE ($)

Hartmut Scherf(1)		$32,536 (2)	$137,751 (3)	$—	$170,286

(1)	Calculated based on an average 2008 exchange rate of euro to U.S. dollars of 1:1.47.

(2)	Amount is included within all other compensation in the Summary Compensation Table.

(3)	Amount includes foreign currency translation gain of $8,776.
Potential Payments Upon Termination or Change in Control
     The following sets forth potential payments to our named executive officers upon termination of employment or upon a change in control under their employment agreements and our other compensation programs. All payments assume a termination and change in control date of December 31, 2008 and an estimated value per share of approximately $17,500 as of December 31, 2008. The estimated value per share is based on an estimated enterprise value of the Company determined using an EBITDA multiple of approximately 6.50 times, which approximates a current comparable market multiple of EBITDA.
     Michael T. McDonnell
     Pursuant to his employment agreement, if Mr. McDonnell were terminated without “cause” (as defined in the employment agreement), if he were to terminate his employment for “good reason” (as defined in the employment agreement), or if the term of his employment were not renewed, Mr. McDonnell would be entitled to (A) a cash payment of $500,000, payable over twelve months, (B) an incentive bonus for the year of termination, which at target performance would equal $500,000, (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan and (D) the continuation of medical benefits until the earlier of one year following termination at a cost of $7,261and the date Mr. McDonnell becomes eligible for medical benefits from a subsequent employer. Pursuant to his employment agreement, if Mr. McDonnell were terminated as a result of his death or disability (as defined in the employment agreement), Mr. McDonnell, his estate or legal representative, as the case may be, would be entitled to all amounts accrued to the date of termination and payable to Mr. McDonnell per the terms of the employment agreement and under any other bonus, incentive or other plan, at the same time such payments would be made if he had terminated without “cause” or for “good reason.” Our obligation to provide the termination payment, the incentive bonus and the continued medical benefits is conditioned upon Mr. McDonnell’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. McDonnell of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. McDonnell’s termination of employment. Assuming that a change in control took place on December 31, 2008 and vesting of all of Mr. McDonnell’s outstanding unvested option grants accelerated, the excess of the estimated value of the company shares over the exercise price of the options would be approximately $1,071,000.
     D. Keith LaVanway
     Pursuant to his employment agreement, if Mr. LaVanway were terminated without “cause” (as defined in the employment agreement), or if the term of his employment were not renewed, Mr. LaVanway would be entitled to (A) a cash payment of $360,000, payable over twelve months, (B) an incentive bonus for the year of termination, which at target performance would equal $216,000, (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan and (D) the continuation of medical benefits until the earlier of one year following termination at a cost of $7,261 and the date Mr. LaVanway becomes eligible for medical benefits from a subsequent employer. Pursuant to his employment agreement, if Mr. LaVanway were terminated as a result of his death or disability (as defined in the employment agreement), Mr. LaVanway, his estate or legal representative, as the case may be, would be entitled to all amounts accrued to the date of termination and payable to Mr. LaVanway per the terms of the employment agreement and under any other bonus, incentive or other plan. Our obligation to provide the termination payment, the incentive bonus and the continued medical benefits is conditioned upon Mr. LaVanway’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. LaVanway of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. LaVanway’s termination of employment. In addition, Mr. LaVanway holds options to acquire our common stock that vest upon a change in control as defined in the 2005 Stock Option Plan. Assuming that a change in control took place on December 31, 2008, these options would not be in the money.
     Fernando De Miguel
     If Mr. De Miguel is terminated by us without twelve months prior written notice, he will receive a lump-sum payment equal to twelve-months of his base salary, equal to $367,500. Assuming that a change in control took place on December 31, 2008 and vesting of all of Mr. De Miguel’s outstanding unvested option grants accelerated, the excess of the estimated value of the company shares over the exercise price of the options would be approximately $501,000.
     Hartmut Scherf
     If Mr. Scherf is terminated by us without six months prior written notice, he will receive a lump-sum payment equal to six months of his base salary, equal to $165,375. Assuming that a change in control took place on December 31, 2008 and vesting of all of Mr. Scherf’s outstanding unvested option grants accelerated, the excess of the estimated value of the company shares over the exercise price of the options would be approximately $172,000.
     Kevin J. Baudhuin
     Pursuant to his employment agreement, if Mr. Baudhuin were terminated without “cause” (as defined in the employment agreement), he would be entitled to (A) a cash payment of $325,000, payable over twelve months, (B) an incentive bonus for the year of termination, which at target performance would equal $130,000 and (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan. Pursuant to his employment agreement, if Mr. Baudhuin were terminated as a result of his death or disability (as defined in the employment agreement), Mr. Baudhuin, his estate or legal representative, as the case may be, would be entitled to all amounts accrued to the date of termination and payable to Mr. Baudhuin per the terms of the employment agreement and under any other bonus, incentive or other plan. Our obligation to provide the termination payment and the incentive bonus is conditioned upon Mr. Baudhuin’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. Baudhuin of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. Baudhuin’s termination of employment. In addition, Mr. Baudhuin holds options to acquire our common stock that vest upon a change in control as defined in the 2005 Stock Option Plan. Assuming that a change in control took place on December 31, 2008, these options would not be in the money.
     C. William McBee
     C. William McBee, our former President, Hexacomb, separated from Pregis effective January 1, 2009. According to the terms of his employment agreement, Mr. McBee will receive (i) an amount equal to his base salary of $275,000, payable over a twelve-month period following his date of separation and (ii) continued medical benefits for the twelve month period immediately following his separation at an estimated cost of $7,261. In consideration of his separation benefits, Mr. McBee executed a standard release in favor of our company and continues to be subject to a noncompetition agreement which restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
Director Compensation
DIRECTOR COMPENSATION FOR 2008

				Non-Equity
	Fees Earned or			Incentive Plan	Change in	All Other
Name	Paid in Cash	Option Awards(1)		Compensation	Pension Value	Compensation	Total

James W. Leng	—	$20,112	(3)	—	—	—	$20,112
James D. Morris	—	20,112	(3)	—	—	—	20,112
John P. O’Leary, Jr.	—	20,112	(3)	—	—	—	20,112
James E. Rogers	—	20,112	(3)	—	—	—	20,112
Glenn Fischer, Brian R. Hoesterey, Thomas J. Pryma	—	—		—	—	—	—
Michael T. McDonnell(2)	—	—		—	—	—	—

(1)	During 2005, each of Messrs. Leng, Morris, O’Leary, Jr. and Rogers were granted an option to acquire 41.380 shares of Pregis Holding I common stock at an exercise price of $13,000 per share vesting in equal installments over five years. The grant date fair value for each grant totaled $100,283, computed in accordance with SFAS No. 123R. The amount shown represents the amount of compensation cost that would be recognized for fiscal 2008 as computed in accordance with SFAS No. 123R utilizing the modified prospective transition method. A discussion of the assumptions underlying the valuation is provided in Note 17 to the audited financial statements included within this report.

(2)	Mr. McDonnell received no compensation for serving as a director. See the “Summary Compensation Table” for amounts paid to him as compensation for serving as President and Chief Executive Officer.
     None of our directors currently receive any cash compensation for their services on the board of directors or any committee of the board of directors. The Company currently reimburses them for all out-of-pocket expenses incurred in the performance of their duties as directors.
Compensation Committee Interlocks and Insider Participation
     The board of directors of Pregis Holding II has formed a compensation committee. The members of the committee are Messrs. Pryma, Garcia, Hoesterey, and O’Leary. During fiscal 2008 none of the members of the compensation committee was an officer or employee of Pregis Holding II or any of its subsidiaries. Messrs. Pryma, Garcia and Hoesterey are partners of AEA Investors LP. See Item 13, “Certain Relationships and Related Transactions, and Director Independence — AEA Investors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     All of our issued and outstanding common stock is held by Pregis Holding I Corporation. The following table sets forth information, as of December 31, 2008, with respect to the beneficial ownership of Pregis Holding I by (a) any person or group who will beneficially own more than five percent of the outstanding common stock of Pregis Holding I, (b) each of the directors of Pregis and Pregis Holding II and the executive officers of Pregis and Pregis Holding II named in Item 11, “Executive Compensation” and (c) all of the directors of Pregis and Pregis Holding II and the executive officers of Pregis and Pregis Holding II as a group.

	Number of Shares
	of Common Stock	Percent of
	Beneficially	Outstanding Common
Name of Beneficial Owner:	Owned(1)	Stock
AEA Investors(2)	14,900	98.0%
Michael T. McDonnell(3)	30	*
D. Keith LaVanway(4)	25	*
Fernando De Miguel(5)	30	*
Kevin J. Baudhuin(6)	30	*
Hartmut Scherf(7)	5	*
C. William McBee(8)	20	—
John L. Garcia(9)	—	—
Glenn Fischer(9)	—	—
Brian R. Hoesterey(9)	—	—
James W. Leng(10)	—	—
John P. O’Leary, Jr.(10)	—	—
James D. Morris(10)	15	*
Thomas J. Pryma(9)	—	—
James E. Rogers(10)	—	—
All directors and executive officers as a group 17 persons)(11)	175	1.2%

*	Represents ownership of less than one percent.

(1)	As used in this table, each person or entity with the power to vote or direct the disposition of shares of common stock is deemed to be a beneficial owner.

(2)	Consists of shares of common stock held by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd. The address for AEA Investors LP is 55 East 52nd Street, New York, New York 10055. The address for AEA Management (Cayman) Ltd. is c/o Walkers SPV Limited, P.O. Box 908GT, George Town, Grand Cayman, Cayman Islands.

(3)	Does not include approximately 391 shares of common stock subject to options which have been granted, of which 153 are exercisable.

(4)	Does not include approximately 209 shares of common stock subject to options which have been granted, of which 40 are exercisable.

(5)	Does not include approximately 138 shares of common stock subject to options which have been granted, of which 26 are exercisable.

(6)	Does not include approximately 132 shares of common stock subject to options which have been granted, of which 26 are exercisable.

(7)	Does not include approximately 90 shares of common stock subject to options which have been granted, of which 52 are exercisable.

(8)	Does not include approximately 38 shares of common stock subject to options which have been granted, all of which are exercisable.

(9)	Messrs. Garcia, Fischer, Hoesterey and Pryma serve on the board of directors of Pregis Holding II as representatives of AEA Investors LP. Mr. Garcia is President of AEA Investors LP, Messrs. Hoesterey and Pryma are partners of AEA Investors LP and Mr. Fischer is an operating partner of AEA Investors LP. Messrs. Garcia, Fischer, Hoesterey and Pryma disclaim beneficial ownership of common stock owned by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd., except to the extent of their respective pecuniary interests therein.

(10)	Does not include approximately 41 shares of common stock subject to options which have been granted, of which 25 are exercisable.

(11)	Does not include approximately 1,357 shares of common stock subject to options which have been granted, of which 447 are exercisable. Also excludes shares held by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd. Messrs. Garcia, Fischer, Hoesterey and Pryma serve on the board of directors of Pregis Holding II as representatives of AEA Investors LP. Mr. Garcia is President of AEA Investors LP, Messrs. Hoesterey and Pryma are partners of AEA Investors LP and Mr. Fischer is an operating partner of AEA Investors LP. Messrs. Garcia, Fischer, Hoesterey and Pryma disclaim beneficial ownership of common stock owned by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd., except to the extent of their respective pecuniary interests therein.
     The following table summarizes information, as of December 31, 2008, relating to equity compensation plans of Pregis Holding I pursuant to which grants of options, restricted stock, or certain other rights to acquire shares of Pregis Holding I may be granted from time to time.
Equity Compensation Plan Information

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	2,091.62	$15,782/share	147.0
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,091.62	$15,782/share	147.0

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
AEA Investors
     We are party to a management agreement with AEA Investors LP relating to the provision of advisory and consulting services. Under the management agreement, we pay AEA Investors LP an annual fee of $1.5 million, plus reasonable out-of-pocket expenses. We also agreed to indemnify AEA Investors LP and its affiliates for liabilities arising from their actions under the management agreement. For the years ended December 31, 2008, 2007 and 2006, we paid fees, and related expenses, to AEA Investors of $1.7 million, $1.9 million and $1.8 million, respectively, pursuant to this agreement. We believe that the management agreement and the services above mentioned are or were on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.
Other Related Party Transactions
     The Company had sales to affiliates of AEA Investors LP totaling $0.4 million, $3.5 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LP totaling $11.9 million, $8.0 million and $4.5 million, respectively.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table presents by category of service the total fees for services rendered by Ernst & Young LLP, the Company’s principal accountant, for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008	2007
	(dollars in thousands)

Audit Fees (1)	$2,601	$3,282
Audit-Related Fees	—	—
Tax Fees (2)	26	186
All Other Fees	—	—

	$2,627	$3,468

(1)	Includes fees for professional services rendered in connection with the audit of the Company’s annual combined and consolidated financial statements, as well as other statutory audit services. Amount also includes fees for reviews of quarterly financial statements, and consents and reviews of documents filed with the Securities and Exchange Commission.

(2)	Tax fees for 2008 include primarily foreign tax compliance services, and tax fees for 2007 include primarily tax planning and structuring advice related to transfer pricing matters and acquisitions.
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
     For 2008, the Audit Committee discussed the non-audit services with Ernst & Young LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and Public Accounting Oversight Board. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Ernst & Young LLP was compatible with maintaining their independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Annual Report:
1.	Financial Statements.

See Index to Financial Statements on page 43 of this report.

2.	Financial Statement Schedules.

See Schedule II — Valuation and Qualifying Allowances on page 84 of this report. All other schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	List of Exhibits.

See Exhibit Index beginning on page 108 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREGIS HOLDING II CORPORATION
By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President, Chief Executive Officer

Date: March 27, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Michael T. McDonnell Michael T. McDonnell	President, Chief Executive Officer and Director (principal executive officer)	March 27, 2009

/s/ D. Keith LaVanway	Vice President and Chief Financial Officer	March 27, 2009
D. Keith LaVanway	(principal financial officer and principal accounting officer)

/s/ John L. Garcia	Director	March 27, 2009

John L. Garcia

/s/ Glenn Fischer	Director	March 19, 2009

Glenn Fischer

/s/ Brian R. Hoesterey	Director	March 27, 2009

Brian R. Hoesterey

/s/ James W. Leng	Director	March 27, 2009

James W. Leng

/s/ John P. O’Leary, Jr.	Director	March 27, 2009

John P. O’Leary, Jr.

/s/ James D. Morris	Director	March 23, 2009

James D. Morris

/s/ Thomas J. Pryma	Director	March 18, 2009

Thomas J. Pryma

/s/ James E. Rogers	Director	March 27, 2009

James E. Rogers

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Stock Purchase Agreement, dated as of June 23, 2005, as amended, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser. (1)

2.2	Sale and Purchase Agreement dated as of July 4, 2007 between Mirto Trading LTD, Mr. Birliba Mihai, Ms. Olariu Angelica, Mr. Mitrea Florin, Pro Logistics S.R.L, and Pregis GmbH. (6)

3.1	Certificate of Incorporation of Pregis Holding II Corporation. (1)

3.2	By-laws of Pregis Holding II Corporation. (1)

4.1	Indenture, dated October 12, 2005, among Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, The Bank of New York, as trustee and collateral agent, The Bank of New York, as registrar and paying agent, and RSM Robson Rhodes LLP, as Irish paying agent. (1)

4.2	Indenture, dated October 12, 2005, among Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, and The Bank of New York, as trustee. (1)

4.3	Form of Initial Notes and Form of Exchange Notes (included within the Indentures filed as Exhibit 4.1 and Exhibit 4.2). (1)

10.1	Credit Agreement, dated October 12, 2005, among Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, the several banks, other financial institutions and related funds as may from time to time become parties thereto, Credit Suisse, as collateral agent and administrative agent, Lehman Brothers Inc., as syndication agent, and CIT Lending Services, Inc. and JPMorgan Chase Bank, N.A., as co-documentation agents. (1)

10.1(a)	Waiver Letter No. 2 and Amendment No. 1, dated as of May 31, 2006, to Credit Agreement, dated October 12, 2005, among Pregis Corporation and Credit Suisse, Cayman Islands Branch, as Agent and as a Lender. (2)

10.2	First Lien Security Agreement, dated October 12, 2005, by Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., and Hexacomb Corporation, to Credit Suisse, as collateral agent. (1)

10.3	Second Lien Security Agreement, dated October 12, 2005, by Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., and Hexacomb Corporation, to The Bank of New York, as trustee and collateral agent. (1)

10.4	Senior Pledge Agreement, dated October 12, 2005, between Pregis Corporation, as pledgor, and Credit Suisse, as security agent. (1)

10.5	Subordinated Pledge Agreement, dated October 12, 2005, between Pregis Corporation, as pledgor, and The Bank of New York, as security agent. (1)

Exhibit
Number	Description
10.6	First Lien Intellectual Property Security Agreement, dated October 12, 2005, by Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, to Credit Suisse, as collateral agent. (1)

10.7	Second Lien Intellectual Property Security Agreement, dated October 12, 2005, by Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, to The Bank of New York, as trustee. (1)

10.8	Management Agreement, dated October 12, 2005, by and between Pregis Corporation and AEA Investors LLC. (1)

10.9†	Separation and Consulting Agreement, dated November 30, 2005, by James D. Morris and Pregis Holding I Corporation, Pregis Holding II Corporation, Pregis Corporation, Pregis Innovative Packaging Inc., and Hexacomb Corporation. (1)

10.10†	Separation Agreement and Release, dated November 30, 2005, by Kevin J. Corcoran and Pregis Holding I Corporation, Pregis Holding II Corporation, Pregis Corporation, Pregis Innovative Packaging Inc., Pregis Management Corporation, and Hexacomb Corporation. (1)

10.11†	Pregis Holding I Corporation 2005 Stock Option Plan. (1)

10.12†	Form of Time-Vesting Nonqualified Stock Option Agreement. (1)

10.13†	Form of Performance-Vesting Nonqualified Stock Option Agreement (5)

10.14†	Pregis Holding I Corporation Employee Stock Purchase Plan. (1)

10.15†	Form of Pregis Holding I Corporation Employee Stock Purchase Plan Employee Subscription Agreement. (1)

10.16†	Employment Agreement, dated February 6, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Vincent P. Langone. (1)

10.17†	Employment Agreement, dated April 12, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Timothy J. Cunningham, Noncompetition Agreement, dated April 12, 2006, by and between Pregis Holding I Corporation and Timothy J. Cunningham and Nonqualified Stock Option Agreement, dated April 12, 2006, between Pregis Holding I Corporation and Timothy J. Cunningham. (2)

10.18†	Employment Agreement, dated October 2, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Michael T. McDonnell, Noncompetition Agreement, dated October 2, 2006, by and between Pregis Holding I Corporation and Michael T. McDonnell, Nonqualified Stock Option Agreement, dated October 2, 2006, between Pregis Holding I Corporation and Michael T. McDonnell, and Executive Subscription Agreement, dated October 2, 2006, between Pregis Holding I Corporation and Michael T. McDonnell. (2)

10.19†	Employment Agreement, dated January 23, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Andy Brewer. (1)

10.20†	Amendment to Employment Agreement, effective April 1, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Andy Brewer. (2)

Exhibit
Number	Description
10.21†	Employment Agreement of a Managing Director, dated July 1, 1995, between Sengewald Klinikprodukte GmbH and Dieter Eberle (translation from German language). (1)

10.22†	Employment Agreement, dated November 7, 1990, between Jiffy Packaging Company Limited and Peter Lewis and Letter Agreement, dated July 3, 2000, from Pactiv Corporation Europe B.V. to Peter Lewis. (1)

10.23†	Employment Agreement of a Managing Director, dated March 8, 2004, between Kobusch Folien Verwaltungsgesellschaft mbH and Hartmut Scherf (translation from German language). (1)

10.24†	Noncompetition Agreement, dated February 6, 2006, by and among Pregis Holding I Corporation and Vincent P. Langone, Noncompetition Agreements, dated November 30, 2005, by and among Pregis Holding I Corporation and each of James D. Morris and Kevin Corcoran and Noncompetition Agreements, dated January 23, 2006, by and among Pregis Holding I Corporation and Andy Brewer. (1)

10.25†	Employment Agreement, dated January 23, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and C. William McBee. (1)

10.26†	Nonqualified Stock Option Agreements, dated February 6, 2006, between Pregis Holding I Corporation and Vincent P. Langone, Nonqualified Stock Option Agreement, dated November 30, 2005, between Pregis Holding I Corporation and James D. Morris and Nonqualified Stock Option Agreements, dated January 23, 2006, between Pregis Holding I Corporation and each of Andy Brewer, Dieter Eberle, Peter Lewis, and Hartmut Scherf. (1)

10.27†	Separation Agreement and Release, dated December 8, 2006, by Vincent P. Langone and Pregis Holding I Corporation, Pregis Holding II Corporation and Pregis Corporation, Assignment of Residence Lease, dated December 8, 2006, from Vincent P. Langone to Pregis Corporation and Stock Repurchase Agreement, dated December 8, 2006, by and between Vincent P. Langone and Pregis Holding I Corporation. (3)

10.28†	Compromise Agreement, dated as of March 13, 2007, between Peter Lewis and Pregis Corporation and Jiffy Packaging UK Limited. (4)

10.29†	Consultancy Agreement, dated as of March 13, 2007, between Lewis Consulting Limited and Pregis Corporation. (4)

10.30†	Employment Agreement, dated August 15, 2007, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and D. Keith LaVanway. (7)

10.31†	Management Agreement between Pregis NV and Fernando De Miguel, dated May 15, 2007. (7)

10.32†	Separation Agreement, dated August 27, 2007, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Timothy J. Cunningham. (7)

10.33†	Separation Agreement and Release, dated January 9, 2008, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Andy J. Brewer. (7)

10.34†	Employment Agreement, dated December 11, 2007, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Kevin J. Baudhuin.*

Exhibit
Number	Description
12.1	Computation of Ratio of Earnings to Fixed Charges. *

21.1	List of Subsidiaries. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Financial Officer. *

(1)	Incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-4/A, (No. 333-130353), filed with the Commission on February 14, 2006.

(2)	Incorporated by reference to Amendment No. 2 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on November 9, 2006.

(3)	Incorporated by reference to Amendment No. 3 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on January 12, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on April 16, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on February 28, 2008.

(6)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Commission on July 9, 2007.

(7)	Incorporated by reference to Exhibits 10.30, 10.31, 10.32 and 10.33 to the Annual Report on Form 10-K, filed with the Commission on March 24, 2008.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.