Form 10-Q
period 2009-03-31
Pregis Holding II CORP
filed 2009-05-13
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of March 31, 2009.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except shares and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$42,356	$41,179
Accounts receivable
Trade, net of allowances of $5,175 and $5,357 respectively	110,646	121,736
Other	4,121	13,829
Inventories, net	83,678	87,867
Deferred income taxes	4,353	4,336
Due from Pactiv	1,404	1,399
Prepayments and other current assets	7,919	8,435

Total current assets	254,477	278,781
Property, plant and equipment, net	231,371	245,124
Other assets
Goodwill	125,673	127,395
Intangible assets, net	39,035	41,254
Deferred financing costs, net	7,141	7,734
Due from Pactiv, long-term	12,819	13,234
Pension and related assets	22,270	22,430
Other	409	424

Total other assets	207,347	212,471

Total assets	$693,195	$736,376

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$4,156	$4,902
Accounts payable	64,802	79,092
Accrued income taxes	5,130	6,964
Accrued payroll and benefits	12,132	11,653
Accrued interest	10,596	6,905
Other	19,858	21,740

Total current liabilities	116,674	131,256

Long-term debt	449,530	460,714
Deferred income taxes	19,935	24,913
Long-term income tax liabilities	10,637	11,310
Pension and related liabilities	5,233	6,119
Other	13,544	11,963
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	151,043	150,610
Accumulated deficit	(74,726)	(64,318)
Accumulated other comprehensive income	1,325	3,809

Total stockholder’s equity	77,642	90,101

Total liabilities and stockholder’s equity	$693,195	$736,376

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2009	2008

Net sales	$185,544	$259,322

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	141,007	202,494
Selling, general and administrative	27,996	34,739
Depreciation and amortization	11,471	13,540
Other operating expense, net	6,601	271

Total operating costs and expenses	187,075	251,044

Operating income (loss)	(1,531)	8,278
Interest expense	9,398	12,081
Interest income	(27)	(228)
Foreign exchange loss (gain), net	3,174	(3,013)

Loss before income taxes	(14,076)	(562)
Income tax expense (benefit)	(3,668)	2,710

Net loss	$(10,408)	$(3,272)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(10,408)	$(3,272)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11,471	13,540
Deferred income taxes	(4,056)	1,810
Unrealized foreign exchange loss (gain)	3,466	(2,972)
Amortization of deferred financing costs	594	594
Gain on disposal of property, plant and equipment	(211)	—
Stock compensation expense	433	184
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts and other receivables, net	15,908	3,671
Due from Pactiv	—	5,165
Inventories, net	1,314	(8,276)
Prepayments and other current assets	329	(554)
Accounts payable	(11,442)	10,782
Accrued taxes	(2,127)	(5,400)
Accrued interest	3,936	4,538
Other current liabilities	(140)	(4,006)
Pension and related assets and liabilities, net	(926)	(1,035)
Other, net	256	302

Cash provided by operating activities	8,397	15,071

Investing activities
Capital expenditures	(5,096)	(10,863)
Proceeds from sale of assets	266	—
Other, net	—	63

Cash used in investing activities	(4,830)	(10,800)

Financing activities
Repayment of long-term debt	(446)	(488)
Other, net	(119)	1,731

Cash (used in) provided by financing activities	(565)	1,243
Effect of exchange rate changes on cash and cash equivalents	(1,825)	2,008

Increase in cash and cash equivalents	1,177	7,522
Cash and cash equivalents, beginning of period	41,179	34,989

Cash and cash equivalents, end of period	$42,356	$42,511

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, unless otherwise noted)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
     Pregis Corporation (“Pregis”) is an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. Pregis operates through two reportable segments: Protective Packaging and Specialty Packaging.
     Pregis Corporation is 100%-owned by Pregis Holding II Corporation (“Pregis Holding II” or the “Company”) which is 100%-owned by Pregis Holding I Corporation (“Pregis Holding I”). AEA Investors LP and its affiliates (the “Sponsors”) own approximately 98% of the issued and outstanding equity of Pregis Holding I, with the remainder held by management. AEA Investors LP is a New York-based private equity investment firm.
Basis of Presentation
     The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
2 . RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 for all financial assets and liabilities as of January 1, 2008. FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement No. 157, deferred the effective date for of SFAS No. 157 for all non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted FASB Staff Position No. 157-2 on January 1, 2009 for all non-financial assets and liabilities. The adoption of FASB No. 157 and FASB Staff Position No. 157-2 did not have a material impact on the Company’s consolidated financial position and results of operations.

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which revised SFAS No. 141, Business Combinations. SFAS No. 141(R) requires an acquiror to measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) will also impact the accounting for transaction costs and restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. In addition, under SFAS No. 141(R), adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of SFAS No. 141(R) are applied prospectively and will impact all acquisitions consummated subsequent to adoption. The guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. Adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 expands quarterly disclosure requirements in SFAS No. 133 about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 161 effective January 1, 2009. See Note 6 for the Company’s disclosures about its derivative instruments and hedging activities.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, or SFAS 107, to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 107-1 on it’s financial statements and related disclosures.

3. INVENTORIES
     The major components of net inventories are as follows:

	March 31,	December 31,
	2009	2008

Finished goods	$42,813	$43,338
Work-in-process	14,122	13,793
Raw materials	23,486	27,489
Other materials and supplies	3,257	3,247

	$83,678	$87,867

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill by reportable segment for the three months ended March 31, 2009 are as follows:

	December 31,	Foreign Currency	March 31,
Segment	2008	Translation	2009

Protective Packaging	$97,159	$(294)	$96,865
Specialty Packaging	30,236	(1,428)	28,808

Total	$127,395	$(1,722)	$125,673

     The Company’s other intangible assets are summarized as follows:

		March 31, 2009		December 31, 2008
	Average	Gross		Gross
	Life	Carrying	Accumulated	Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$44,236	$12,360	$45,646	$11,863
Patents	10	999	283	1,036	261
Non-compete agreements	2	2,977	2,918	3,002	2,908
Software	3	2,585	1,362	2,469	1,224
Land use rights and other	32	1,377	481	1,447	474
Intangible assets not subject to amortization:
Trademarks and trade names		4,265	—	4,384	—

Total		$56,439	$17,404	$57,984	$16,730

     Amortization expense related to intangible assets totaled $1,104 and $1,291 for the three months ended March 31, 2009 and 2008.

5. DEBT
The Company’s long-term debt consists of the following:

	March 31,	December 31,
	2009	2008
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$84,920	$85,140
Term B-2 facility, due October, 2012	87,183	91,902
Senior secured notes, due April, 2013	132,860	139,690
Senior subordinated notes, due October, 2013, net of discount of $1,886 at March 31, 2009 and $1,962 at December 31, 2008	148,114	148,038
Other	609	846

Total debt	453,686	465,616
Less: current portion	(4,156)	(4,902)

Long-term debt	$449,530	$460,714

     For the three months ended March 31, 2009 and 2008, the revaluation of the Company’s euro-denominated senior secured notes and Term B-2 facility resulted in unrealized foreign exchange gains of $11,323 and losses of $19,793, respectively. These unrealized gains and losses have been offset by unrealized losses of $14,110 and gains of $24,563 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the three months ended March 31, 2009 and 2008, respectively. These amounts are included net within foreign exchange loss (gain) in the Company’s consolidated statement of operations.
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
     In order to maintain its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt, the Company established an interest rate swap arrangement in the notional amount of 65 million euro from EURIBOR-based floating rates to a fixed rate over the period of October 1, 2008 to April 15, 2011. This swap arrangement was designated as a cash flow hedge and changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are, therefore, being recorded in other comprehensive income until the underlying transaction is recorded.

     The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense. For the three months ended March 31, 2009, the swap resulted in a reduction to interest expense of $124 compared to $350 for the three months ended March 31, 2008.
     At March 31, 2009, this interest rate swap contract was the Company’s only derivative instrument and only financial instrument requiring measurement at fair value. The swap is an over-the-counter contract and the inputs utilized to determine its fair value are obtained in quoted public markets. Therefore, the Company has categorized this swap agreement as Level 2 within the fair value hierarchy. At March 31, 2009, the fair value of this instrument was estimated to be a liability of $5,759, which is reported within other liabilities in the Company’s consolidated balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At March 31, 2009, the fair values of the Company’s senior secured notes and senior subordinated notes were estimated to be $107,617 and $84,000, respectively, based on quoted market prices. Under SFAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.
7. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands.
     The components of net periodic pension cost related to these plans for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008
Service cost of benefits earned	$236	$49
Interest cost on benefit obligations	1,005	102
Expected return on plan assets	(1,468)	(139)
Amortization of unrecognized net gain	(52)	(5)

Net periodic pension cost	$(279)	$7

8. OTHER OPERATING EXPENSE (INCOME)
     A summary of the items comprising other operating expense (income) is as follows:

	Three Months Ended March 31
	2009	2008

Gain on disposal of property, plant and equipment	$(211)	$193
Royalty expense	14	58
Rental income	(6)	(12)
Restructuring expense	6,730	—
Other expense, net	74	32

Other operating expense	$6,601	$271

     During the three months ended March 31, 2009, the Company recorded restructuring charges of $6,730. Restructuring activities are discussed further in Note 9 below.
9. RESTRUCTURING ACTIVITY
     In 2008, management approved a company-wide restructuring program to further streamline the Company’s operations and reduce its overall cost structure. Activities included headcount reductions and other overhead cost savings initiatives. Management also approved a cost reduction plan that involved closure of a protective packaging facility located in Eerbeek, the Netherlands. The plan included relocation of the Eerbeek production lines to other existing company facilities located within Western Europe and reduction of related headcount.
     During the first quarter of 2009, as part of the Company’s continued efforts to reduce it’s overall cost structure, management implemented additional headcount reductions and engaged outside consultants to assist in further restructuring of its manufacturing operations. Restructuring plans associated with those consulting activities are not yet complete. Consulting costs for restructuring are presented in “other” in the table below.
     Following is a reconciliation of the restructuring liability for the three months ended March 31, 2009:

	December 31,			Cash	Foreign Currency	March 31,
Segment	2008	Severance	Other	Paid Out	Translation	2009

Protective Packaging	$4,178	$2,612	$1,395	$(3,560)	(299)	$4,326
Specialty Packaging	592	340	—	(520)	(34)	378
Corporate	83	502	1,881	(902)	(3)	1,561

Total	$4,853	$3,454	$3,276	$(4,982)	$(336)	$6,265

10. INCOME TAXES
     The Company’s effective tax rate was (26.06) % and 482.21% for the three months ended March 31, 2009 and 2008, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Three Months Ended March 31,
	2009	2008
U.S. federal income tax rate	(35.00)%	(35.00)%
Changes in income tax rate resulting from:
Valuation allowances	7.50	457.96
State and local taxes on income, net of U.S. federal income tax benefit	(1.41)	31.89
Foreign rate differential	3.10	62.75
Return to provision calculation	—	(65.59)
Non-deductible interest expense	(2.50)	8.90
Impact of rate changes on deferred tax liabilities	—	(3.31)
Permanent differences	0.91	24.61
Other	1.34	—

Income tax expense	(26.06)%	482.21%

11. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its sponsors, AEA Investors LP and its affiliates, who provide various advisory and consulting services. Fees and expenses incurred under this agreement totaled $492 and $462 for the three months ended March 31, 2009 and 2008.
     The Company had sales to affiliates of AEA Investors LP totaling $56 and $138 for the three months ended March 31, 2009 and 2008, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LP totaling $2,592 and $2,219, respectively.
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

     Net sales by reportable segment for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008

Protective Packaging	$115,429	$169,567
Specialty Packaging	70,115	89,755

	$185,544	$259,322

     The Company evaluates performance and allocates resources to its segments based on segment EBITDA, which is calculated internally as net income before interest, taxes, depreciation, amortization, and restructuring expense and adjusted for other non-cash activity. Segment EBITDA is a measure of segment profit or loss which is reported to the Company’s chief operating decision maker for purposes of making decisions about allocating resources to the Company’s segments and evaluating segment performance. In addition, segment EBITDA is included herein in conformity with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Management believes that segment EBITDA provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment EBITDA should not be considered in isolation or as a substitute for net income (loss) before income taxes or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States. Additionally, the Company’s computation of segment EBITDA may not be comparable to other similarly titled measures computed by other companies.
     The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to income (loss) before income taxes:

	Three Months Ended March 31,
	2009	2008
Segment EBITDA
Protective Packaging	$11,367	$15,061
Specialty Packaging	9,311	10,479

Total segment EBITDA	20,678	25,540
Corporate expenses	(3,283)	(3,494)
Restructuring expense	(6,730)	—
Depreciation and amortization	(11,471)	(13,540)
Interest expense	(9,398)	(12,081)
Interest income	27	228
Unrealized foreign exchange gain (loss), net	(3,466)	2,969
Non-cash stock compensation	(433)	(184)

Loss before income taxes	$(14,076)	$(562)

     Corporate expenses include the costs of corporate support functions, such as information technology, finance, human resources, legal and executive management which have not been allocated to the segments. Additionally, corporate expenses may include other non-recurring or non-operational activity that the chief operating decision maker excludes in assessing business unit performance. These expenses, along with depreciation and amortization, other operating income/expense and other non-operating activity such as interest expense/income, restructuring, and foreign exchange gains/losses, are not considered in the measure of the segments’ operating performance, but are shown herein as reconciling items to the Company’s consolidated loss before income taxes.

13. COMPREHENSIVE LOSS
     Total comprehensive loss and its components for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31,
	2009	2008

Net loss	$(10,408)	$(3,272)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,327)	714
Net change in fair value of hedging instrument	(1,157)	(422)

Comprehensive loss	$(12,892)	$(2,980)

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
     Financing commitments
     Lehman Commerical Paper Inc. (“Lehman”) was a participating lender in the Company’s $50 million revolving credit facility within its senior secured credit facilities. As a result of the bankruptcy of Lehman’s parent company, the Company does not expect Lehman to fulfill its commitment under the revolving credit facility, such that the Company’s available line of credit under this facility has effectively been reduced by Lehman’s commitment of $5 million. As of March 31, 2009, the Company had no outstanding borrowings under the revolving credit facility, but had outstanding letters of credit totaling $6,706 issued under this facility. As of March 31, 2009, the Company also had outstanding guarantees and letters of credit issued under other financing lines with local banks totaling $2,550.

15. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION
     Pregis Holdings II (presented as Parent in the following schedules), through its 100%-owned subsidiary, Pregis Corporation (presented as Issuer in the following schedules), issued senior secured notes and senior subordinated notes in connection with its acquisition by AEA Investors LP and its affiliates. The senior notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the senior subordinated notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by Pregis Holdings II and substantially all existing and future 100%-owned domestic restricted subsidiaries of Pregis Corporation (collectively, the “Guarantors”). All other subsidiaries of Pregis Corporation, whether direct or indirect, do not guarantee the senior secured notes and senior subordinated notes (the “Non-Guarantors”). The Guarantors also unconditionally guarantee the Company’s borrowings under its senior secured credit facilities on a senior secured basis.
     Additionally, the senior secured notes are secured on a second priority basis by liens on all of the collateral (subject to certain exceptions) securing Pregis Corporation’s senior secured credit facilities. In the event that secured creditors exercise remedies with respect to Pregis and its guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by the first priority liens under the senior secured credit facilities and any other first priority obligations.
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
March 31, 2009

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$14,505	$—	$27,851	$—	$42,356
Accounts receivable
Trade, net of allowances	—	—	26,686	83,960	—	110,646
Affiliates	—	67,141	76,858	2,535	(146,534)	—
Other	—	—	257	3,864	—	4,121
Inventories, net	—	—	23,347	60,331	—	83,678
Deferred income taxes	—	134	2,589	1,630	—	4,353
Due from Pactiv	—	—	—	1,404	—	1,404
Prepayments and other current assets	—	3,107	1,025	3,787	—	7,919

Total current assets	—	84,887	130,762	185,362	(146,534)	254,477
Investment in subsidiaries and intercompany balances	77,642	502,836	—	—	(580,478)	—
Property, plant and equipment, net	—	1,549	72,323	157,499	—	231,371
Other assets
Goodwill	—	—	85,597	40,076	—	125,673
Intangible assets, net	—	—	16,801	22,234	—	39,035
Other	—	7,141	4,046	31,452	—	42,639

Total other assets	—	7,141	106,444	93,762	—	207,347

Total assets	$77,642	$596,413	$309,529	$436,623	$(727,012)	$693,195

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$3,875	$—	$281	$—	$4,156
Accounts payable	—	1,620	14,936	48,246	—	64,802
Accounts payable, affiliates	—	52,053	52,285	42,196	(146,534)	—
Accrued income taxes	—	(360)	1,065	4,425	—	5,130
Accrued payroll and benefits	—	23	3,214	8,895	—	12,132
Accrued interest	—	10,596	—	—	—	10,596
Other	—	1,562	6,417	11,879	—	19,858

Total current liabilities	—	69,369	77,917	115,922	(146,534)	116,674
Long-term debt	—	449,202	—	328	—	449,530
Intercompany balances	—	—	137,778	274,469	(412,247)	—
Deferred income taxes	—	(7,905)	19,956	7,884	—	19,935
Other	—	8,105	7,052	14,257	—	29,414
Total stockholder’s equity	77,642	77,642	66,826	23,763	(168,231)	77,642

Total liabilities and stockholder’s equity	$77,642	$596,413	$309,529	$436,623	$(727,012)	$693,195

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2008

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$9,764	$31,415	$—	$41,179
Accounts receivable
Trade, net of allowances	—	—	30,338	91,398	—	121,736
Affiliates	—	75,907	70,569	1,864	(148,340)	—
Other	—	—	57	13,772	—	13,829
Inventories, net	—	—	23,829	64,038	—	87,867
Deferred income taxes	—	134	2,589	1,613	—	4,336
Due from Pactiv	—	—	—	1,399	—	1,399
Prepayments and other current assets	—	2,457	1,316	4,662	—	8,435

Total current assets	—	78,498	138,462	210,161	(148,340)	278,781
Investment in subsidiaries and intercompany balances	90,101	524,168	—	—	(614,269)	—
Property, plant and equipment, net	—	1,704	74,590	168,830	—	245,124
Other assets
Goodwill	—	—	85,597	41,798	—	127,395
Intangible assets, net	—	—	17,150	24,104	—	41,254
Other	—	7,734	4,046	32,042	—	43,822

Total other assets	—	7,734	106,793	97,944	—	212,471

Total assets	$90,101	$612,104	$319,845	$476,935	$(762,609)	$736,376

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$4,641	$—	$261	$—	$4,902
Accounts payable	—	1,257	15,081	62,754	—	79,092
Accounts payable, affiliates	—	46,698	61,668	39,974	(148,340)	—
Accrued income taxes	—	(374)	1,217	6,121	—	6,964
Accrued payroll and benefits	—	114	3,616	7,923	—	11,653
Accrued interest	—	6,905	—	—	—	6,905
Other	—	84	5,663	15,993	—	21,740

Total current liabilities	—	59,325	87,245	133,026	(148,340)	131,256
Long-term debt	—	460,128	—	586	—	460,714
Intercompany balances	—	—	137,778	288,577	(426,355)	—
Deferred income taxes	—	(4,315)	20,331	8,897	—	24,913
Other	—	6,865	6,907	15,620	—	29,392
Total stockholder’s equity	90,101	90,101	67,584	30,229	(187,914)	90,101

Total liabilities and stockholder’s equity	$90,101	$612,104	$319,845	$476,935	$(762,609)	$736,376

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$66,267	$120,837	$(1,560)	$185,544
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	48,009	94,558	(1,560)	141,007
Selling, general and administrative	—	4,003	9,053	14,940	—	27,996
Depreciation and amortization	—	155	4,128	7,188	—	11,471
Other operating expense, net	—	2,146	2,005	2,450	—	6,601

Total operating costs and expenses	—	6,304	63,195	119,136	(1,560)	187,075

Operating income (loss)	—	(6,304)	3,072	1,701	—	(1,531)
Interest expense	—	(2,612)	4,262	7,748	—	9,398
Interest income	—	(27)	—	—	—	(27)
Foreign exchange (gain) loss, net	—	4,039	—	(865)	—	3,174
Equity in loss of subsidiaries	10,408	5,923	—	—	(16,331)	—

Loss before income taxes	(10,408)	(13,627)	(1,190)	(5,182)	16,331	(14,076)
Income tax benefit	—	(3,219)	(414)	(35)	—	(3,668)

Net loss	$(10,408)	$(10,408)	$(776)	$(5,147)	$16,331	$(10,408)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$83,750	$177,769	$(2,197)	$259,322
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	64,461	140,230	(2,197)	202,494
Selling, general and administrative	—	3,650	11,273	19,816	—	34,739
Depreciation and amortization	—	83	4,291	9,166	—	13,540
Other operating expense (income), net	—	—	(31)	302	—	271

Total operating costs and expenses	—	3,733	79,994	169,514	(2,197)	251,044

Operating income (loss)	—	(3,733)	3,756	8,255	—	8,278
Interest expense	—	(1,454)	4,625	8,910	—	12,081
Interest income	—	(74)	—	(154)	—	(228)
Foreign exchange (gain) loss, net	—	(6,484)	—	3,471	—	(3,013)
Equity in loss of subsidiaries	3,272	6,127	—	—	(9,399)	—

Loss before income taxes	(3,272)	(1,848)	(869)	(3,972)	9,399	(562)
Income tax expense (benefit)	—	1,424	(289)	1,575	—	2,710

Net loss	$(3,272)	$(3,272)	$(580)	$(5,547)	$9,399	$(3,272)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net loss	$(10,408)	$(10,408)	$(776)	$(5,147)	$16,331	$(10,408)
Non-cash adjustments	10,408	8,236	3,765	5,619	(16,331)	11,697
Changes in operating assets and liabilities, net of effects of acquisitions	—	17,332	(11,240)	1,016	—	7,108

Cash provided by (used in) operating activities	—	15,160	(11,240)	1,016	—	7,108

Investing activities
Capital expenditures	—	—	(1,517)	(3,579)	—	(5,096)
Proceeds from sale of assets	—	—	4	262	—	266

Cash used in investing activities	—	—	(1,513)	(3,317)	—	(4,830)

Financing activities
Repayment of long-term debt	—	(446)	—	—	—	(446)
Other, net	—	—	—	(119)	—	(119)

Cash provided by (used in) financing activities	—	(446)	—	(119)	—	(565)
Effect of exchange rate changes on cash and cash equivalents	—	(209)	—	(1,616)	—	(1,825)

Increase (decrease) in cash and cash equivalents	—	14,505	(9,764)	(3,564)	—	1,177
Cash and cash equivalents, beginning of period	—	—	9,764	31,415	—	41,179

Cash and cash equivalents, end of period	$—	$14,505	$—	$27,851	$—	$42,356

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net loss	$(3,272)	$(3,272)	$(580)	$(5,547)	$9,399	$(3,272)
Non-cash adjustments	3,272	2,286	4,002	12,995	(9,399)	13,156
Changes in operating assets and liabilities, net of effects of acquisitions	—	5,173	(1,802)	1,816	—	5,187

Cash provided by operating activities	—	4,187	1,620	9,264	—	15,071

Investing activities
Capital expenditures	—	—	(1,625)	(9,238)	—	(10,863)
Other, net	—	—	5	58	—	63

Cash used in investing activities	—	—	(1,620)	(9,180)	—	(10,800)

Financing activities
Repayment of long-term debt	—	(488)	—	—	—	(488)
Other, net	—	—	—	1,731	—	1,731

Cash used in (provided by) financing activities	—	(488)	—	1,731	—	1,243
Effect of exchange rate changes on cash and cash equivalents	—	530	—	1,478	—	2,008

Increase in cash and cash equivalents	—	4,229	—	3,293	—	7,522
Cash and cash equivalents, beginning of period	—	8,641	—	26,348	—	34,989

Cash and cash equivalents, end of period	$—	$12,870	$—	$29,641	$—	$42,511

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This following discussion and analysis should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
     Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others:
•	risks associated with our substantial indebtedness and debt service, including the requirement that we comply with various negative and financial covenants contained in our loan agreements,

•	increases in prices and availability of resin and other raw materials, our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our products;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	our ability to meet future capital requirements;

•	general economic or business conditions, including the recession in the U.S. and the worldwide economic slowdown, as well as recent disruptions to the credit and financial markets in the U.S. and worldwide;

•	risks related to our acquisition or divestiture strategy;

•	our ability to retain management;

•	our ability to protect our intellectual property rights;

•	changes in governmental laws and regulations, including environmental laws and regulations;

•	changes in foreign currency exchange rates; and

•	other risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.
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
OVERVIEW
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We currently operate 46 facilities in 18 countries, with approximately 4,000 employees world-wide. We sell our products to a wide array of customers, including retailers, distributors, packer processors, hospitals, fabricators and directly to the end-users. Approximately 66% of our 2008 net sales were generated outside of the U.S., so we are sensitive to fluctuations in foreign currency exchange rates, primarily between the euro and pound sterling with the U.S. dollar.
     Our net sales for the first quarter of 2009 decreased 28.5% compared to the first quarter of 2008. The decline was driven primarily by decreased volumes, resulting from the recessionary economic environment in North America and Europe, and unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation, our 2009 first quarter net sales decreased 18.8 % compared to the prior year period.
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales increased to 24.0% in the first quarter of 2009, compared to 21.9% in the first quarter of 2008. The improvement in our 2009 margin percentage was driven by the impact of our aggressive cost reduction initiatives, continued disciplined pricing, and the impact of lower raw material costs. The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. In the first three months of 2009 as compared to the same period of 2008, average resin costs declined approximately 25% in North America and 40% in Europe, as measured by the respective market indices.
     We have taken a variety of actions to generate sustainable improvements in profitability and to respond to the economic weakness that began in 2008 and has continued into 2009. In 2008, we implemented a number of company-wide restructuring programs focused on improving profitability. These programs, which were substantially completed in 2008, included headcount reductions, plant consolidations, and numerous productivity programs to maximize our operating effectiveness. We recently commenced additional restructuring initiatives to further reduce our cost structure by optimizing our organizational structure and our operating processes. We expect this phase of our restructuring to be fully implemented by the end of the third quarter of 2009. During the first quarter of 2009 we realized year-over-year cost savings of approximately $9.5 million relating to our 2008 and 2009 cost reduction initiatives.

RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 are summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Three Months Ended March 31,				Price /		Currency
	2009	2008	$ Change	% Change	Mix	Volume	Translation
	(dollars in thousands)
Segment:
Protective Packaging	$115,429	$169,567	$(54,138)	(31.9)%	0.3%	(25.1)%	(7.1)%
Specialties Packaging	70,115	89,755	(19,640)	(21.9)%	1.2%	(8.1)%	(15.0)%

Total	$185,544	$259,322	$(73,778)	(28.5)%	0.6%	(19.4)%	(9.7)%

     Net sales for the three months ended March 31, 2009 decreased 28.5%, or $73.8 million, compared to the same period of 2008, driven primarily by volume declines and the strengthening of the U.S. dollar relative to other currencies, primarily the euro and pound sterling.
Segment Net Sales
     Net sales of the protective packaging segment decreased by $54.1 million, or 31.9%. The 2009 first quarter sales decline was driven by significant decreases in volume in both the U.S. and European businesses resulting from continued economic weakness in both markets, as well as unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation, net sales for the segment decreased 24.8%.
     Net sales of the specialty packaging segment decreased $19.6 million, or 21.9%. This sales decline was driven by unfavorable foreign currency translation, as well as decreased volumes driven in part by a reduction in volumes from a significant medical products customer, offset in part by positive pricing. Excluding the impact of unfavorable foreign currency translation, net sales for the segment decreased 6.9%.
Gross Margin
     Gross margin (as defined as net sales less cost of sales, excluding depreciation and amortization), as a percent of net sales, was 24.0% in the first quarter of 2009, compared to 21.9% in the first quarter of 2008. The 210 basis point increase in margin percentage was driven by the impact of the Company’s aggressive cost reduction initiatives, continued disciplined pricing, and the impact from lower raw material costs.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased by $6.7 million for the three months ended March 31, 2009 compared to the same period of 2008. Excluding the impact of favorable foreign currency translation (approximately $2.5 million), selling, general and administrative expenses for the three months ended March 31, 2009 decreased by approximately $4.2 million, reflecting cost savings from headcount reductions and other expense reductions resulting from our cost reduction initiatives. As a percent of net sales, selling, general and administrative costs increased to 15.1% in the three months ended March 31, 2009, compared to 13.4% for the comparable period of 2008, primarily due to the lower sales volumes resulting from the weakened economic environment.

Other Operating Expense, net
     For the three months ended March 31, 2009, other operating expense, net totaled $6.6 million. In the first quarter of 2009, we recorded restructuring charges of $6.7 million, primarily for severance charges relating to headcount reductions and consulting expenses. See Note 9 to the unaudited consolidated financial statements for details regarding our restructuring activity.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased by $2.1 million for the three months ended March 31, 2009, compared to the respective period of 2008. The decrease in depreciation and amortization expense is due to favorable foreign currency translation resulting from a stronger U.S. dollar in the first three months of 2009 compared to the same period of 2008 as well as the impact of lower average depreciation rates related to recent capital expenditure additions.
Segment Income
     We measure our segments’ operating performance on the basis of segment EBITDA, defined as net income before interest, taxes, depreciation, amortization, and restructuring expense and adjusted for other non-cash activity. See Note 12 to the unaudited consolidated financial statements for a reconciliation of total segment EBITDA to consolidated loss before income taxes. Segment EBITDA for the relevant periods is as follows:

	Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(dollars in thousands)

Segment:
Protective Packaging	$11,367	$15,061	$(3,694)	(24.5)%
Specialty Packaging	9,311	10,479	(1,168)	(11.1)%

Total segment EBITDA	$20,678	$25,540	$(4,862)	(19.0)%

     For the three months ended March 31, 2009, the Protective Packaging segment’s EBITDA decreased $3.7 million compared to the same period of 2008. This decrease reflects significant year-over-year decreases in volumes driven by continued economic weakness in North America and Europe, and a comparatively stronger U.S. dollar. These impacts were partially offset by significant cost savings from our productivity and cost reduction initiatives and significant reductions in the cost of resin and other material costs.
     For the three months ended March 31, 2009, the Specialty Packaging segment’s EBITDA decreased $1.2 million compared to the same period of 2008. This decrease reflects significant year-over-year decreases in volumes and a stronger U.S. dollar partially offset by significant cost savings from productivity and cost reduction initiatives, the impact of selling price increases, and significant reductions in resin and materials costs.
Interest Expense
     Interest expense for the three months ended March 31, 2009 decreased $2.7 million compared to the same period of 2008. The 2009 period reflects the impact of lower U.S. dollar equivalent interest on our euro-denominated debt due to a stronger U.S. dollar in the 2009 period and lower LIBOR and EURIBOR-based rates underlying a portion of our floating rate debt.

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
     In the three months ended March 31, 2009, we recognized a net foreign exchange loss of $3.2 million. The losses in the quarter reflect the relative strength of the U.S. dollar at the end of March 2009 when we revalued our euro-denominated third-party debt and inter-company loans. This compares to the three month period ended March 31, 2008, in which we recognized a net gain of $3.0 million due to the impact of a weakening U.S. dollar to the euro.
Income Tax Expense
     Our effective income tax rate was approximately (26.06)% for the three months ended March 31, 2009, which compares to approximately 482.2% for the three months ended March 31, 2008. For the three months ended March 31, 2009, the Company’s effective rate was increased from a benefit at the U.S. federal statutory rate of 35% primarily due to establishment of additional valuation allowances taken against losses in certain countries that are not certain to result in future tax benefits. For the 2008 quarter, the Company’s effective income tax rate was increased from a benefit at the U.S. federal statutory rate of 35% primarily due to the reasons impacting the 2009 quarter.
Net Loss
     For the three months ended March 31, 2009, we generated a net loss of $10.4 million, compared to a net loss of $3.3 million in the comparable period of 2008. As discussed herein, the 2009 net loss is mainly the result of decreased global volumes, restructuring charges of $6.7 million, and foreign exchange losses associated with foreign currency debt positions.

LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)

Cash provided by operating activities	$8,397	$15,071
Cash used in investing activities	(4,830)	(10,800)
Cash used / provided in financing activities	(565)	1,243
Effect of foreign exchange rate changes	(1,825)	2,008

Increase in cash and cash equivalents	$1,177	$7,522

     Operating Activities. Cash provided by operating activities decreased by $6.7 million during the three months ended March 31, 2009 compared to the same period of 2008 primarily due to lower earnings.
     Investing Activities. Cash used in investing activities totaled $4.8 million for the three months ended March 31, 2009, a decrease of $6.0 million compared to the same period of 2008. Our primary use of cash for investing activities is for capital expenditures, which totaled $5.1 million in the 2009 period compared to $10.9 million in the 2008 period. Our 2008 capital expenditures were significantly higher due to investments in new printing and laminating equipment related to the expansion of our flexible packaging capacity, as well as significant investments in inflatable machines within our protective packaging businesses to support growth in this area. We expect to leverage the substantial capital expenditures incurred in 2008 and preceding years, which will allow us to significantly reduce our capital spending in 2009.
     Financing Activities. Cash used in financing activities for the three months ended March 31, 2009 and 2008 included scheduled principal payments of approximately $0.4 million on our long-term bank debt, net of activity on capital lease debt.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We expect our 2009 capital expenditures to total approximately $20 to $25 million and our 2009 debt service costs to total approximately $41 million. At March 31, 2009, we had cash and cash equivalents of $42.4 million. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents to ensure safety of principal while achieving a satisfactory yield on those funds. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     Our primary source of liquidity will continue to be cash flows from operations, but we also have availability under a $50 million revolving credit facility. Lehman Commerical Paper Inc. (Lehman) was a participating lender in our revolving credit facility. As a result of the bankruptcy of Lehman’s parent company, we do not expect Lehman to fulfill its commitment under the revolving credit facility, such that our available line of credit under this facility has effectively been reduced by Lehman’s commitment of $5 million. Therefore, as of March 31, 2009, we had availability of $38.3 million under the revolving credit facility, after taking into account $6.7 million in outstanding letters of credit issued under this facility as well as the commitment reduction noted.
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
     Subject to exceptions and, in the case of asset sale proceeds, reinvestment options, Pregis’s senior secured credit facilities require mandatory prepayments of the loans from excess cash flows, asset sales and dispositions (including insurance and condemnation proceeds), issuances of debt and issuances of equity. On April 29, 2009, the Company made a mandatory prepayment of approximately $3.9 million, on the basis of excess cash flow generated by the Company for the year ended December 31, 2008.
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
     As of March 31, 2009, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
     Senior Secured Floating Rate Notes and Senior Subordinated Notes. On October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “senior secured notes”) and $150.0 million aggregate principal amount of 12 3/8% senior subordinated notes due 2013 (the “senior subordinated notes”).
     The senior secured notes mature on April 15, 2013. Interest accrues at a floating rate equal to EURIBOR plus 5.00% per year and is payable quarterly on January 15, April 15, July 15 and October 15 of each year. The senior secured notes are guaranteed on a senior secured basis by Pregis Holding II, Pregis’s immediate parent, and each of Pregis’s current and future domestic subsidiaries. At its option, Pregis may redeem some or all of the senior secured notes at 100% of their principal amount. Upon the occurrence of a change of control, Pregis will be required to make an offer to repurchase each holder’s notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
     The senior subordinated notes mature on October 15, 2013. Interest accrues at a rate of 12.375% and is payable semi-annually on April 15 and October 15 of each year. The notes are senior subordinated obligations and rank junior in right of payment to all of Pregis’s senior indebtedness. The senior subordinated notes are guaranteed on a senior subordinated basis by Pregis Holding II and each of Pregis’s current and future domestic subsidiaries. At its option, Pregis may redeem some or all of the senior subordinated notes at any time prior to October 15, 2009 at a redemption price equal to par plus a make-whole premium. Pregis may redeem some or all of the notes on or after October 15, 2009 at redemption prices equal to 106.188% of their principal amount (in the 12 months beginning October 15, 2009), 103.094% of their principal amount (in the 12 months beginning October 15, 2010) and 100% of their principal amount (beginning October 15, 2011).
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
     As of December 31, 2008, the capital stock of the following subsidiaries of Pregis constituted collateral for the senior secured floating rate notes:

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
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2008, the value of the collateral for the senior secured floating rate notes totaled approximately $510.9 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $427.1 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $83.8 million). The collateral value has not changed materially as of March 31, 2009. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended March 31, 2009 and 2008:

		Ratios
(unaudited)	Covenant	Calculated at March 31,
(dollars in thousands)	Measure	2009	2008

Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	2.2x	2.5x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	1.9x	1.8x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$92,645	$109,289
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occuring in the reporting period)	—	$41,744	$43,686
Secured Indebtedness	—	$172,712	$191,652
          Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended March 31, 2009 and 2008 as follows:

(unaudited)	Twelve Months Ended March 31,
(dollars in thousands)	2009	2008

Net loss of Pregis Holding II Corporation	$(54,866)	$(10,298)
Interest expense, net of interest income	45,713	46,044
Income tax expense	(8,243)	6,766
Depreciation and amortization	50,275	56,663

EBITDA	32,879	99,175

Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	21,175	(5,061)
Non-cash stock based compensation expense	1,210	663
Non-cash asset impairment charge	20,354	403
Other non-cash expenses, primarily fixed asset disposals and write-offs	427	—
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severance and related expenses	17,298	4,830
Curtailment gain	(3,736)	—
Nonrecurring charges related to acquisitions and dispositions	—	5,214
Other unusual or nonrecurring gains or losses	1,283	—
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	1,755	1,981
Pro forma earnings and costs savings (4)	—	2,084

Adjusted EBITDA (“Consolidated Cash Flow”)	$92,645	$109,289

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, (c) a non-cash goodwill impairment charge of $19.1 million recognized in 2008 and trademark impairment charge of $1.3 million and $0.4 million determined pursuant to the Company’s 2008 and 2007 annual impairment tests, respectively and (d) other non-cash charges that will not result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) the unusual gain resulting from the curtailment of the Netherlands pension plan, (c) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, including a $3.1 million adjustment in 2007 for third party due diligence and legal costs related to a potential acquisition that was ultimately not consummated, and (d) other unusual and nonrecurring charges, net of the nonrecurring gain on an insurance settlement.

(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.

(4)	Our indentures also permit adjustments to net income on a pro forma basis for certain cost savings that we expect to achieve with respect to acquisitions or dispositions. Therefore, in the twelve months ended March 31, 2008, we adjusted for (a) approximately $0.6 million relating to pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the June 2007 acquisition of a Romanian protective packaging provider, and (b) approximately $1.5 million for pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the December 2007 acquisition of a European honeycomb manufacturer. There can be no assurance that we will be able to achieve these comparable earnings or estimated savings in the future.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of March 31, 2009, we had availability of $11.4 million on these lines, after considering outstanding trade letters of credit and guarantees totaling $2.5 million.
     Long-term Liquidity. We believe that cash flow generated from operations and our borrowing capacity will be adequate to meet our obligations and business requirements for the next 12 months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, and to continue to comply with the covenants contained in our debt instruments, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations and comply with our debt covenants include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, a decline in the overall U.S. and European economies, weakening in our end markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other items discussed in the “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2008 may also significantly impact our liquidity and covenant compliance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2008 Annual Report on Form 10-K. Since the date of our 2008 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk has not materially changed since December 31, 2008. For a discussion of our exposure to market risk, see our 2008 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of March 31, 2009 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

PREGIS HOLDING II CORPORATION
Date: May 13, 2009	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)