Form 10-Q
period 2009-06-30
Pregis Holding II CORP
filed 2009-08-14
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of June 30, 2009.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except shares and per share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$38,801	$41,179
Accounts receivable
Trade, net of allowances of $5,885 and $5,357 respectively	124,644	121,736
Other	5,504	13,829
Inventories, net	82,780	87,867
Deferred income taxes	4,713	4,336
Due from Pactiv	1,460	1,399
Prepayments and other current assets	7,333	8,435

Total current assets	265,235	278,781
Property, plant and equipment, net	236,347	245,124
Other assets
Goodwill	126,288	127,395
Intangible assets, net	39,724	41,254
Deferred financing costs, net	6,547	7,734
Due from Pactiv, long-term	13,515	13,234
Pension and related assets	25,908	22,430
Other	424	424

Total other assets	212,406	212,471

Total assets	$713,988	$736,376

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$643	$4,902
Accounts payable	75,063	79,092
Accrued income taxes	5,182	6,964
Accrued payroll and benefits	12,857	11,653
Accrued interest	5,922	6,905
Other	18,894	21,740

Total current liabilities	118,561	131,256
Long-term debt	461,346	460,714
Deferred income taxes	22,044	24,913
Long-term income tax liabilities	11,552	11,310
Pension and related liabilities	5,103	6,119
Other	13,272	11,963
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	151,344	150,610
Accumulated deficit	(71,663)	(64,318)
Accumulated other comprehensive income	2,429	3,809

Total stockholder’s equity	82,110	90,101

Total liabilities and stockholder’s equity	$713,988	$736,376

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Sales	$196,003	$275,216	$381,547	$534,538

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	147,049	216,276	288,056	418,770
Selling, general and administrative	26,403	34,436	54,399	69,175
Depreciation and amortization	11,305	13,610	22,776	27,150
Other operating expense, net	4,734	3,628	11,335	3,899

Total operating costs and expenses	189,491	267,950	376,566	518,994

Operating income	6,512	7,266	4,981	15,544
Interest expense	9,482	11,820	18,880	23,901
Interest income	(95)	(198)	(122)	(426)
Foreign exchange loss (gain), net	(8,105)	92	(4,931)	(2,921)

Income (loss) before income taxes	5,230	(4,448)	(8,846)	(5,010)
Income tax expense (benefit)	2,167	1,121	(1,501)	3,831

Net income (loss)	$3,063	$(5,569)	$(7,345)	$(8,841)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(7,345)	$(8,841)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	22,776	27,150
Deferred income taxes	(2,845)	1,428
Unrealized foreign exchange gain	(4,693)	(3,432)
Amortization of deferred financing costs	1,187	1,187
(Gain) loss on disposal of property, plant and equipment	(257)	427
Stock compensation expense	734	434
Changes in operating assets and liabilities Accounts and other receivables, net	8,436	(11,413)
Due from Pactiv	—	5,524
Inventories, net	6,504	(6,732)
Prepayments and other current assets	1,251	(903)
Accounts payable	(5,642)	14,481
Accrued taxes	(1,963)	(5,035)
Accrued interest	(785)	(116)
Other current liabilities	(1,827)	(3,701)
Pension and related assets and liabilities, net	(1,825)	(2,004)
Other, net	(1,699)	(366)

Cash provided by operating activities	12,007	8,088

Investing activities
Capital expenditures	(9,973)	(18,872)
Proceeds from sale of assets	363	162
Other, net	—	900

Cash used in investing activities	(9,610)	(17,810)

Financing activities
Repayment of long-term debt	(4,312)	(976)
Other, net	(215)	198

Cash used in financing activities	(4,527)	(778)
Effect of exchange rate changes on cash and cash equivalents	(248)	1,980

Decrease in cash and cash equivalents	(2,378)	(8,520)
Cash and cash equivalents, beginning of period	41,179	34,989

Cash and cash equivalents, end of period	$38,801	$26,469

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Notes to Unaudited Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, unless otherwise noted)
1. DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
     Pregis Corporation (“Pregis”) is an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. Pregis operates through two reportable segments — Protective Packaging and Specialty Packaging.
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
Basis of Presentation
     The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year.
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
2 . RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted SFAS No. 157 for all financial assets and liabilities as of January 1, 2008. FASB Staff Position No. 157-2, Partial Deferral of the Effective Date of Statement No. 157, deferred the effective date of SFAS No. 157 for all non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted FASB Staff Position No. 157-2 on January 1, 2009 for all non-financial assets and liabilities. The adoption of FASB No. 157 and FASB Staff Position No. 157-2 did not have a material impact on the Company’s consolidated financial position and results of operations.

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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, or SFAS 107, to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. See Note 6 for the Company’s fair value disclosures of financial instruments.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company has evaluated subsequent events through August 14, 2009, the date on which the Company’s Form 10-Q for the quarterly period ended June 30, 2009 is filed with the Securities and Exchange Commission.

3. INVENTORIES
     The major components of net inventories are as follows:

	June 30,	December 31,
	2009	2008
Finished goods	$43,553	$43,338
Work-in-process	12,530	13,793
Raw materials	22,758	27,489
Other materials and supplies	3,939	3,247

	$82,780	$87,867

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill by reportable segment for the six months ended June 30, 2009 are as follows:

	December 31,	Foreign Currency	June 30,
Segment	2008	Translation	2009
Protective Packaging	$97,159	$(1,896)	$95,263
Specialty Packaging	30,236	789	31,025

Total	$127,395	$(1,107)	$126,288

     The Company’s other intangible assets are summarized as follows:

	Average	June 30, 2009		December 31, 2008
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Customer relationships	12	$45,716	$13,769	$45,646	$11,863
Patents	10	1,039	320	1,036	261
Non-compete agreements	2	3,037	3,005	3,002	2,908
Software	3	2,944	1,672	2,469	1,224
Land use rights and other	32	1,460	519	1,447	474
Intangible assets not subject to amortization:
Trademarks and trade names		4,813	—	4,384	—

Total		$59,009	$19,285	$57,984	$16,730

     Amortization expense related to intangible assets totaled $1,137 and $1,222 for the three months ended June 30, 2009 and 2008, respectively, and $2,241 and $2,513 for the six months ended June 30, 2009 and 2008, respectively.

5. DEBT
     The Company’s long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$83,057	$85,140
Term B-2 facility, due October, 2012	89,934	91,902
Senior secured notes, due April, 2013	140,290	139,690
Senior subordinated notes, due October, 2013, net of discount of $1,805 at June 30, 2009 and $1,962 at December 31, 2008	148,195	148,038
Other	513	846

Total debt	461,989	465,616
Less: current portion	(643)	(4,902)

Long-term debt	$461,346	$460,714

     For the six months ended June 30, 2009 and 2008, the revaluation of the Company’s euro-denominated senior secured notes and Term B-2 facility resulted in unrealized foreign exchange losses of $861 and $19,078, respectively. These unrealized losses have been offset by unrealized gains of $1,240 and $23,675 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the six months ended June 30, 2009 and 2008, respectively. These amounts are included net within foreign exchange loss (gain) in the Company’s consolidated statements of operations.
     The Company is party to a $50 million revolving credit facility. Lehman Commercial Paper Inc. (Lehman) was a participating lender in this facility. As a result of the bankruptcy of Lehman’s parent company, the revolving credit facility has been effectively reduced by Lehman’s $5 million commitment to $45 million. Availability under the revolving credit facility is also reduced by outstanding letters of credit the Company issues under the facility. As of June 30, 2009, the Company had $6.7 million of outstanding letters of credit, reducing availability under the facility to $38.3 million.
     Another significant party in the Company’s revolving credit facility is CIT Group, with participation of approximately $8 million. As a result of CIT’s financial difficulties, and to preserve liquidity under the revolving credit facility, the Company drew the full amount available under the revolving credit facility.
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
     The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense. For the three and six months ended June 30, 2009, the swap resulted in an increase of $456 and $332 to interest expense, respectively. For the three and six months ended June 30, 2008, the swap resulted in a reduction to interest expense of $319 and $669, respectively.
     At June 30, 2009, this interest rate swap contract was the Company’s only derivative instrument and only financial instrument requiring measurement at fair value. The swap is an over-the-counter contract and the inputs utilized to determine its fair value are obtained in quoted public markets. Therefore, the Company has categorized this swap agreement as Level 2 within the fair value hierarchy. At June 30, 2009, the fair value of this instrument was estimated to be a liability of $5,804, which is reported within other liabilities in the Company’s consolidated balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At June 30, 2009, the fair values of the Company’s senior secured notes and senior subordinated notes were estimated to be $124,858 and $109,500, respectively, based on quoted market prices. Under SFAS No. 159, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS No. 159 for any of its financial assets or liabilities.
7. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands.
     The components of net periodic pension cost related to these plans for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Service cost of benefits earned	$291	$1,108	$527	$1,157
Interest cost on benefit obligations	1,172	2,761	2,177	2,863
Expected return on plan assets	(1,715)	(3,699)	(3,183)	(3,838)
Amortization of unrecognized net gain	(60)	(126)	(112)	(131)

Net periodic pension cost (benefit)	$(312)	$44	$(591)	$51

8. OTHER OPERATING EXPENSE, NET
     A summary of the items comprising other operating expense, net is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(Gain) loss on disposal of property, plant and equipment	$(46)	$234	$(257)	$427
Royalty (income) expense	(38)	80	(24)	138
Rental income	(6)	(9)	(12)	(21)
Restructuring expense	5,141	2,620	11,871	2,620
Other (income) expense, net	(317)	703	(243)	735

Other operating expense	$4,734	$3,628	$11,335	$3,899

     During the six months ended June 30, 2009, the Company recorded restructuring charges of $11,871. Restructuring activities are discussed further in Note 9 below.
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
     During the first half of 2009, as part of the Company’s continued efforts to reduce it’s overall cost structure, management implemented additional headcount reductions and engaged outside consultants to assist in further restructuring of its manufacturing operations. Restructuring plans associated with those consulting activities are not yet complete. Consulting costs for restructuring totaling $3.5 million were expensed as incurred and are presented in “other” in the table below. Also included in “other” are costs associated with the discontinuance of a product line at one of the Company’s North American protective packaging plants of approximately $0.6 million.
     Following is a reconciliation of the restructuring liability for the six months ended June 30, 2009:

	December 31,			Cash	Foreign Currency	June 30,
Segment	2008	Severance	Other	Paid Out	Translation	2009
Protective Packaging	$4,178	$4,217	$2,840	$(9,273)	(317)	$1,645
Specialty Packaging	592	925	—	(962)	(12)	543
Corporate	83	545	3,344	(2,221)	22	1,773

Total	$4,853	$5,687	$6,184	$(12,456)	$(307)	$3,961

     The company expects to have substantially paid out the restructuring liability by June 2010.

10. INCOME TAXES
     The Company’s effective tax rate was (16.97)% and 76.47% for the six months ended June 30, 2009 and 2008, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Six Months Ended June 30,
	2009	2008
U.S. federal income tax rate	(35.00)%	(35.00)%
Changes in income tax rate resulting from:
Valuation allowances	8.90	76.53
State and local taxes on income, net of U.S. federal income tax benefit	(0.45)	1.64
Foreign rate differential	7.21	13.69
Return to provision calculation	—	(7.64)
Non-deductible interest expense	(1.42)	17.37
Impact of rate changes on deferred tax liabilities	—	—
Permanent differences	3.40	9.88
Other	0.39	—

Income tax expense	(16.97)%	76.47%

11. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its sponsors, AEA Investors LP and its affiliates, who provide various advisory and consulting services. Fees and expenses incurred under this agreement totaled $599 and $462 for the three months ended June 30, 2009 and 2008, respectively, and $1,091 and $924 for the six months ended June 30, 2009 and 2008, respectively.
     The Company had sales to affiliates of AEA Investors LP totaling $300 and $356 for the three months and six months ended June 30, 2009 compared to $83 and $221 for the same periods of 2008, respectively. The Company made purchases from affiliates of AEA Investors LP totaling $2,882 and $5,474 for the three and six months ended June 30, 2009 compared to $2,878 and $5,097 for the same periods of 2008, respectively.
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
     Net sales by reportable segment for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Protective Packaging	$118,748	$178,571	$234,177	$348,138
Specialty Packaging	77,255	96,645	147,370	186,400

	$196,003	$275,216	$381,547	$534,538

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
     The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment EBITDA
Protective Packaging	$15,372	$14,481	$26,739	$29,542
Specialty Packaging	10,118	11,948	19,429	22,427

Total segment EBITDA	25,490	26,429	46,168	51,969
Corporate expenses	(2,537)	(3,238)	(5,820)	(6,732)
Restructuring expense	(5,141)	(2,620)	(11,871)	(2,620)
Depreciation and amortization	(11,305)	(13,610)	(22,776)	(27,150)
Interest expense	(9,482)	(11,820)	(18,880)	(23,901)
Interest income	95	198	122	426
Unrealized foreign exchange gain (loss), net	8,159	463	4,693	3,432
Non-cash stock compensation	(301)	(250)	(734)	(434)
Other	252	—	252	—

Income (loss) before income taxes	$5,230	$(4,448)	$(8,846)	$(5,010)

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

13. COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) and its components for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$3,063	$(5,569)	$(7,345)	$(8,841)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,316	2,361	(11)	3,075
Net change in fair value of hedging instrument	(212)	964	(1,369)	542

Comprehensive income (loss)	$4,167	$(2,244)	$(8,725)	$(5,224)

14. COMMITMENTS AND CONTINGENCIES
Legal matters
     The Company is party to legal proceedings arising from its operations. Related reserves are recorded when it is probable that liabilities exist and where reasonable estimates of such liabilities can be made. While it is not possible to predict the outcome of any of these proceedings, the Company’s management, based on its assessment of the facts and circumstances now known, does not believe that any of these proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial position. The Company does not believe that, with respect to any pending legal matters, it is reasonably possible that a loss exceeding amounts already recognized may be material. However, actual outcomes may be different than expected and could have a material effect on the company’s results of operations or cash flows in a particular period.
Environmental matters
     The Company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Where it is probable that related liabilities exist and where reasonable estimates of such liabilities can be made, associated reserves are established. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs, the expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. The Company does not believe that, with respect to any pending environmental matters, it is reasonably possible that a loss exceeding amounts already recognized may be material. However, actual outcomes may be different than expected and could have a material effect on the company’s results of operations or cash flows in a particular period.
Financing commitments
     Lehman Commerical Paper Inc. (“Lehman”) was a participating lender in the Company’s $50 million revolving credit facility within its senior secured credit facilities. As a result of the bankruptcy of Lehman’s parent company, the Company does not expect Lehman to fulfill its commitment under the revolving credit facility, such that the Company’s available line of credit under this facility has effectively been reduced by Lehman’s commitment of $5 million. As of June 30, 2009, the Company had no outstanding borrowings under the revolving credit facility, but had outstanding letters of credit totaling $6,719 issued under this facility. As of June 30, 2009, the Company also had outstanding guarantees and letters of credit issued under other financing lines with local banks totaling $5,199.

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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
June 30, 2009

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$14,893	$—	$23,908	$—	$38,801
Accounts receivable
Trade, net of allowances	—	—	27,122	97,522	—	124,644
Affiliates	—	55,174	64,533	3,156	(122,863)	—
Other	—	—	82	5,422	—	5,504
Inventories, net	—	—	19,871	62,909	—	82,780
Deferred income taxes	—	134	2,589	1,990	—	4,713
Due from Pactiv	—	—	—	1,460	—	1,460
Prepayments and other current assets	—	2,802	593	3,938	—	7,333

Total current assets	—	73,003	114,790	200,305	(122,863)	265,235
Investment in subsidiaries / intercompany balances	82,110	509,284	—	—	(591,394)	—
Property, plant and equipment, net	—	1,414	69,647	165,286	—	236,347
Other assets
Goodwill	—	—	85,597	40,691	—	126,288
Intangible assets, net	—	—	16,453	23,271	—	39,724
Other	—	6,547	4,045	35,802	—	46,394

Total other assets	—	6,547	106,095	99,764	—	212,406

Total assets	$82,110	$590,248	$290,532	$465,355	$(714,257)	$713,988

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$452	$—	$191	$—	$643
Accounts payable	—	1,114	15,917	58,032	—	75,063
Accounts payable, affiliate	—	37,641	42,136	43,090	(122,867)	—
Accrued income taxes	—	(402)	1,373	4,211	—	5,182
Accrued payroll and benefits	—	23	3,692	9,142	—	12,857
Accrued interest	—	5,921	—	1	—	5,922
Other	—	1,775	5,326	11,793	—	18,894

Total current liabilities	—	46,524	68,444	126,460	(122,867)	118,561
Long-term debt	—	461,024	—	322	—	461,346
Intercompany balances	—	—	124,317	289,818	(414,135)	—
Deferred income taxes	—	(7,865)	21,620	8,289	—	22,044
Other	—	8,455	6,612	14,860	—	29,927
Total Stockholder’s equity	82,110	82,110	69,539	25,606	(177,255)	82,110

Total liabilities and stockholder’s equity	$82,110	$590,248	$290,532	$465,355	$(714,257)	$713,988

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2008

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$9,764	$31,415	$—	$41,179
Accounts receivable
Trade, net of allowances	—	—	30,338	91,398	—	121,736
Affiliates	—	75,907	70,569	1,864	(148,340)	—
Other	—	—	57	13,772	—	13,829
Inventories, net	—	—	23,829	64,038	—	87,867
Deferred income taxes	—	134	2,589	1,613	—	4,336
Due from Pactiv	—	—	—	1,399	—	1,399
Prepayments and other current assets	—	2,457	1,316	4,662	—	8,435

Total current assets	—	78,498	138,462	210,161	(148,340)	278,781
Investment in subsidiaries / intercompany balances	90,101	524,168	—	—	(614,269)	—
Property, plant and equipment, net	—	1,704	74,590	168,830	—	245,124
Other assets
Goodwill	—	—	85,597	41,798	—	127,395
Intangible assets, net	—	—	17,150	24,104	—	41,254
Other	—	7,734	4,046	32,042	—	43,822

Total other assets	—	7,734	106,793	97,944	—	212,471

Total assets	$90,101	$612,104	$319,845	$476,935	$(762,609)	$736,376

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$4,641	$—	$261	$—	$4,902
Accounts payable	—	1,257	15,081	62,754	—	79,092
Accounts payable, affiliate	—	46,698	61,668	39,974	(148,340)	—
Accrued income taxes	—	(374)	1,217	6,121	—	6,964
Accrued payroll and benefits	—	114	3,616	7,923	—	11,653
Accrued interest	—	6,905	—	—	—	6,905
Other	—	84	5,663	15,993	—	21,740

Total current liabilities	—	59,325	87,245	133,026	(148,340)	131,256
Long-term debt	—	460,128	—	586	—	460,714
Intercompany balances	—	—	137,778	288,577	(426,355)	—
Deferred income taxes	—	(4,315)	20,331	8,897	—	24,913
Other	—	6,865	6,907	15,620	—	29,392
Total Stockholder’s equity	90,101	90,101	67,584	30,229	(187,914)	90,101

Total liabilities and stockholder’s equity	$90,101	$612,104	$319,845	$476,935	$(762,609)	$736,376

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2009

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$—	$66,660	$131,272	$(1,929)	$196,003

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	46,067	102,911	(1,929)	147,049
Selling, general and administrative	—	2,759	7,888	15,756	—	26,403
Depreciation and amortization	—	156	3,546	7,603	—	11,305
Other operating expense, net	—	1,779	768	2,187	—	4,734

Total operating costs and expenses	—	4,694	58,269	128,457	(1,929)	189,491

Operating income (loss)	—	(4,694)	8,391	2,815	—	6,512
Interest expense	—	(402)	3,985	5,899	—	9,482
Interest income	—	(14)	—	(81)	—	(95)
Foreign exchange loss (gain), net	—	(4,594)	30	(3,541)	—	(8,105)
Equity in gain of subsidiaries	(3,063)	(3,122)	—	—	6,185	—

Income (loss) before income taxes	3,063	3,438	4,376	538	(6,185)	5,230
Income tax expense	—	375	1,676	116	—	2,167

Net income (loss)	$3,063	$3,063	$2,700	$422	$(6,185)	$3,063

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2008

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$—	$91,109	$187,277	$(3,170)	$275,216

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	70,561	148,885	(3,170)	216,276
Selling, general and administrative	—	2,911	11,015	20,510	—	34,436
Depreciation and amortization	—	165	3,981	9,464	—	13,610
Other operating expense, net	—	247	1,071	2,310	—	3,628

Total operating costs and expenses	—	3,323	86,628	181,169	(3,170)	267,950

Operating income (loss)	—	(3,323)	4,481	6,108	—	7,266
Interest expense	—	(1,916)	4,570	9,166	—	11,820
Interest income	—	(40)	—	(158)	—	(198)
Foreign exchange loss (gain), net	—	102	—	(10)	—	92
Equity in loss of subsidiaries	5,569	4,182	—	—	(9,751)	—

Loss before income taxes	(5,569)	(5,651)	(89)	(2,890)	9,751	(4,448)
Income tax expense (benefit)	—	(82)	(168)	1,371	—	1,121

Net loss	$(5,569)	$(5,569)	$79	$(4,261)	$9,751	$(5,569)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2009

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$—	$132,927	$252,109	$(3,489)	$381,547

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	94,076	197,469	(3,489)	288,056
Selling, general and administrative	—	6,762	16,941	30,696	—	54,399
Depreciation and amortization	—	311	7,674	14,791	—	22,776
Other operating expense, net	—	3,925	2,773	4,637	—	11,335

Total operating costs and expenses	—	10,998	121,464	247,593	(3,489)	376,566

Operating income (loss)	—	(10,998)	11,463	4,516	—	4,981

Interest expense	—	(3,014)	8,247	13,647	—	18,880
Interest income	—	(41)	—	(81)	—	(122)
Foreign exchange loss (gain), net	—	(555)	30	(4,406)	—	(4,931)
Equity in gain of subsidiaries	7,345	2,801	—	—	(10,146)	—

Income (loss) before income taxes	(7,345)	(10,189)	3,186	(4,644)	10,146	(8,846)
Income tax expense (benefit)	—	(2,844)	1,262	81	—	(1,501)

Net income (loss)	$(7,345)	$(7,345)	$1,924	$(4,725)	$10,146	$(7,345)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2008

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$—	$174,859	$365,046	$(5,367)	$534,538

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	135,022	289,115	(5,367)	418,770
Selling, general and administrative	—	6,561	22,288	40,326	—	69,175
Depreciation and amortization	—	248	8,272	18,630	—	27,150
Other operating expense, net	—	247	1,040	2,612	—	3,899

Total operating costs and expenses	—	7,056	166,622	350,683	(5,367)	518,994

Operating income (loss)	—	(7,056)	8,237	14,363	—	15,544

Interest expense	—	(3,370)	9,195	18,076	—	23,901
Interest income	—	(114)	—	(312)	—	(426)
Foreign exchange loss (gain), net	—	(6,382)	—	3,461	—	(2,921)
Equity in loss of subsidiaries	8,841	10,309	—	—	(19,150)	—

Loss before income taxes	(8,841)	(7,499)	(958)	(6,862)	19,150	(5,010)
Income tax expense (benefit)	—	1,342	(457)	2,946	—	3,831

Net loss	$(8,841)	$(8,841)	$(501)	$(9,808)	$19,150	$(8,841)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net loss	$(7,345)	$(7,345)	$1,924	$(4,725)	$10,146	$(7,345)
Non-cash adjustments	7,345	1,522	8,960	9,221	(10,146)	16,902
Changes in operating assets and liabilities, net of effects of acquisitions	—	11,817	(5,156)	(4,211)	—	2,450

Cash provided by operating activities	—	5,994	5,728	285	—	12,007

Investing activities
Capital expenditures	—	(21)	(2,053)	(7,899)	—	(9,973)
Proceeds from sale of assets	—	—	22	341	—	363

Cash used in investing activities	—	(21)	(2,031)	(7,558)	—	(9,610)

Financing activities
Intercompany activity	—	13,461	(13,461)	—	—	—
Repayment of long-term debt	—	(4,312)	—	—	—	(4,312)
Other, net	—	—	—	(215)	—	(215)

Cash provided by (used in) financing activities	—	9,149	(13,461)	(215)	—	(4,527)
Effect of exchange rate changes on cash and cash equivalents	—	(229)	—	(19)	—	(248)

Increase (decrease) in cash and cash equivalents	—	14,893	(9,764)	(7,507)	—	(2,378)
Cash and cash equivalents, beginning of period	—	—	9,764	31,415	—	41,179

Cash and cash equivalents, end of period	$—	$14,893	$—	$23,908	$—	$38,801

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net loss	$(8,841)	$(8,841)	$(501)	$(9,808)	$19,150	$(8,841)
Non-cash adjustments	8,841	7,285	7,636	22,582	(19,150)	27,194
Changes in operating assets and liabilities, net of effects of acquisitions	—	(6,241)	(1,213)	(2,811)	—	(10,265)

Cash provided by (used in) operating activities	—	(7,797)	5,922	9,963	—	8,088

Investing activities
Capital expenditures	—	—	(3,134)	(15,738)	—	(18,872)
Proceeds from sale of assets	—	—	5	157	—	162
Other, net	—	—	—	900	—	900

Cash used in investing activities	—	—	(3,129)	(14,681)	—	(17,810)

Financing activities
Intercompany activity	—	2,793	(2,793)	—	—	—
Repayment of long-term debt	—	(976)	—	—	—	(976)
Other, net	—	—	—	198	—	198

Cash provided by (used in) financing activities	—	1,817	(2,793)	198	—	(778)
Effect of exchange rate changes on cash and cash equivalents	—	497	—	1,483	—	1,980

Decrease in cash and cash equivalents	—	(5,483)	—	(3,037)	—	(8,520)
Cash and cash equivalents, beginning of period	—	8,641	—	26,348	—	34,989

Cash and cash equivalents, end of period	$—	$3,158	$—	$23,311	$—	$26,469

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
     Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others:
•	risks associated with our substantial indebtedness and debt service, including the requirement that we comply with various negative and financial covenants contained in our loan agreements;

•	increases in prices and availability of resin and other raw materials, our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our products;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	our ability to meet future capital requirements;

•	general economic or business conditions, including the recession in the U.S. and the worldwide economic slowdown, as well as recent disruptions to the credit and financial markets in the U.S. and worldwide;

•	risks related to our acquisition or divestiture strategy;

•	our ability to retain management;

•	our ability to protect our intellectual property rights;

•	changes in governmental laws and regulations, including environmental laws and regulations;

•	changes in foreign currency exchange rates; and

•	other risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC.
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
     Our net sales for the second quarter and first half of 2009 decreased 28.8% and 28.6% over the comparable periods of 2008, respectively. The decline was driven primarily by decreased volumes, resulting from the recessionary economic environment in North America and Europe, and unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation, our 2009 second quarter and first half of 2009 net sales decreased 19.8 % and 19.2% compared to the prior year periods.
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales increased to 25.0% and 24.5% for the second quarter and first half of 2009, respectively, compared to 21.4% and 21.7% for the same periods of 2008. The improvement in our 2009 margin percentage was driven by the impact of our aggressive cost reduction initiatives, continued disciplined pricing, and the impact of lower raw material costs.
     The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. In the first six months of 2009 as compared to the same period of 2008, average resin costs declined approximately 23% in North America and 36% in Europe, as measured by the Chemical Market Associates, Inc. (“CMAI”) index and PLATT’s index, their respective market indices. The period over period decreases in resin costs along with decreases in other materials costs resulted in a 350 basis point improvement in gross margin as a percent of net sales during the six months ended June 30, 2009 compared to the equivalent period in 2008.
          Although we did realize a year-over-year benefit from lower resin costs in the first half of 2009, these costs have steadily increased through the first six months of 2009 and are expected to continue to increase in the third quarter. As a point of reference, resin costs in both North America and Europe have increased by approximately 35% through the first seven months of 2009 based on their respective indices. These increases were driven primarily by supplier capacity reductions in response to lower demand. In response to these cost increases, we anticipate increasing selling prices in both North America and Europe in September 2009.
     While both of our segments experienced sales declines due to the overall weak economic climate, the declines in the specialty packaging segment have not been as significant as those experienced in the protective packaging segment. The specialty packaging segment serves the consumer food and medical markets, which to date have experienced less sensitivity to the economic weakness than the industrial markets which the protective packaging segment serves.
     We have implemented a number of initiatives to generate sustainable improvements in profitability and to respond to the economic weakness that began in 2008 and has continued into 2009. In 2008, we implemented a number of company-wide restructuring programs focused on improving profitability. These programs, which were substantially completed in 2008, included headcount reductions, plant consolidations, and numerous productivity programs to maximize our operating effectiveness. In the first quarter of 2009, we commenced additional restructuring initiatives to further reduce our cost structure by optimizing our organizational structure and our operating processes. We expect this phase of our restructuring to be fully implemented by the end of the third quarter of 2009. During the first half of 2009 we realized year-over-year cost savings of approximately $22.8 million relating to our 2008 and 2009 cost reduction initiatives.

RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three and six months ended June 30, 2009 compared to the three months ended June 30, 2008 are summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Three Months Ended June 30,				Price /				Currency
	2009	2008	$ Change	% Change	Mix		Volume		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$118,748	$178,571	$(59,823)	(33.5)%	$(3,335)	(1.9)%	$(45,458)	(25.5)%	$(11,030)	(6.2)%
Specialty Packaging	77,255	96,645	(19,390)	(20.1)%	(1,696)	(1.8)%	(3,970)	(4.1)%	(13,724)	(14.2)%

Total	$196,003	$275,216	$(79,213)	(28.8)%	$(5,031)	(1.8)%	$(49,428)	(18.0)%	$(24,754)	(9.0)%

					Change Attributable to the
					Following Factors
	Six Months Ended June 30,				Price /				Currency
	2009	2008	$ Change	% Change	Mix		Volume		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$234,177	$348,138	$(113,961)	(32.7)%	$(3,078)	(0.9)%	$(87,772)	(25.2)%	$(23,111)	(6.6)%
Specialty Packaging	147,370	186,400	(39,030)	(20.9)%	(608)	(0.3)%	(10,973)	(5.9)%	(27,449)	(14.7)%

Total	$381,547	$534,538	$(152,991)	(28.6)%	$(3,686)	(0.7)%	$(98,745)	(18.5)%	$(50,560)	(9.5)%

Segment Net Sales
     Volume in the Company’s protective packaging segment declined by 25.5% and 25.2% for the three and six month periods ended June 30, 2009 compared to the same periods in 2008, as depicted in the tables above. The volume decrease for both periods, was driven by continued economic weakness in both the North American and European markets, particularly within the industrial, housing and automotive sectors, key markets which are served by this segment.
     Price/mix for the Company’s protective packaging segment reduced net sales by 1.9% and 0.9% for the three and six month periods ended June 30, 2009 compared to the same periods in 2008, as depicted in the tables above. Price/mix was unfavorable year-over-year in the second quarter due to reduced market pricing driven by increased market competitiveness as a result of the weak economic conditions as well as year-over-year declines in resin costs. Based on market indices, North American resin costs were approximately 23% lower in the six months ended June 30, 2009 compared to the equivalent 2008 period while European resin costs were 36% lower for the same period.
     Volume in the Company’s specialty packaging segment decreased by 4.1% and 5.9% for the three and six month periods ended June 30, 2009 compared to the same periods of 2008, as depicted in the tables above. While the specialty packaging segment has experienced sales declines due to the overall weak economic conditions, the declines have not been as significant as those experienced in the protective packaging segment. Key markets for the specialty packaging segment include the consumer food and medical markets which have experienced less sensitivity to the economic weakness than the industrial markets which the protective packaging segment serves.

     Price/mix for the Company’s specialty packaging segment reduced net sales by 1.8% and 0.3% for the three and six month periods ended June 30, 2009 compared to the same periods in 2008, as depicted in the tables above. Price/mix was unfavorable year-over-year in the second quarter due to reduced market pricing driven by increased market competitiveness as a result of the weak economic conditions.
Gross Margin
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization), as a percent of net sales, was 25.0% for the three months ended June 30, 2009 compared to 21.4% for the same period of 2008. This increase of 360 basis points was driven by savings resulting from the Company’s aggressive cost reduction initiatives as well as decreased resin and other key commodity costs. Average resin costs in North America for the three month period ended June 30, 2009 were 23% lower than average resin costs for the same period in 2008 while average resin costs in Europe were 32% lower than average resin prices for the same period of 2008. The year-over-year resin decreases coupled with decreases in other materials resulted in a 380 basis point improvement in gross margin as a percentage of sales. Savings from the Company’s cost reduction initiatives resulted in a 340 basis point improvement of gross margin as a percentage of sales. These improvements were offset by the negative impact of lower volumes on gross margin percentage, as certain costs in cost of goods sold are relatively fixed in nature.
     Gross margin, as a percent of net sales, was 24.5% for the six months ended June 30, 2009 compared to 21.7% for the same period of 2008. This increase of 280 basis points was driven by savings resulting from the Company’s aggressive cost reduction initiatives as well as decreased resin and other key commodity costs. Average resin costs in North America for the six month period ended June 30, 2009 were 23% lower than average resin costs for the same period in 2008 while average resin costs in Europe were 36% lower than average resin prices for the same period of 2008. The year-over-year resin decreases coupled with decreases in other materials resulted in a 350 basis point improvement in gross margin as a percentage of sales. Savings from the Company’s cost reduction initiatives resulted in a 300 basis point improvement of gross margin as a percentage of sales. These improvements were offset by the negative impact of lower volumes on gross margin percentage, as certain costs in cost of goods sold are relatively fixed in nature.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased by $8.0 million and $14.8 million for the three and six months ended June 30, 2009 compared to the same periods of 2008. Excluding the impact of favorable foreign currency translation, selling, general and administrative expenses for the three and six months ended June 30, 2009 decreased by approximately $5.4 million and $9.2 million, respectively. These decreases were primarily driven by cost savings from our cost reduction program. As a percent of net sales, selling, general and administrative costs increased to 13.5% and 14.3% for the three and six months ended June 30, 2009, compared to 12.5% and 12.9% for the comparable periods of 2008, primarily due to the lower sales volumes.
Other Operating Expense, net
     For the three and six months ended June 30, 2009, other operating expense, net totaled $4.7 million and $11.3 million, compared to $3.6 million and $3.9 million in the same periods of 2008, respectively. In the first half of 2009, we recorded restructuring charges of $11.9 million, primarily for severance charges relating to headcount reductions and consulting expenses. See Note 9 to the unaudited consolidated financial statements for details regarding our restructuring activity.

Depreciation and Amortization Expense
     Depreciation and amortization expense decreased by $2.3 million and $4.4 for the three and six months ended June 30, 2009, compared to the respective periods of 2008. The decrease in depreciation and amortization expense is due to favorable foreign currency translation resulting from a stronger U.S. dollar in the first half of 2009 compared to the same period of 2008 as well as the impact of lower average depreciation rates related to recent capital expenditure additions.
Segment Income
     We measure our segments’ operating performance on the basis of segment EBITDA, defined as net income (loss) before, interest, taxes, depreciation, amortization, and restructuring expense and adjusted for other non-cash charges and benefits. See Note 12 to the unaudited consolidated financial statements for a reconciliation of total segment EBITDA to consolidated net loss before income taxes. Segment EBITDA for the relevant periods is as follows:

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(dollars in thousands)

Segment:
Protective Packaging	$15,372	$14,481	$891	6.2%
Specialty Packaging	10,118	11,948	(1,830)	(15.3)%

Total segment EBITDA	$25,490	$26,429	$(939)	(3.6)%

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(dollars in thousands)

Segment:
Protective Packaging	$26,739	$29,542	$(2,803)	(9.5)%
Specialty Packaging	19,429	22,427	(2,998)	(13.4)%

Total segment EBITDA	$46,168	$51,969	$(5,801)	(11.2)%

     Although sales volume in the Company’s protective packaging segment declined approximately 25% for the three months ended June 30, 2009 compared to the same period of 2008, EBITDA for this segment increased over the same comparable period. This was driven by the results of our cost reduction efforts, which totaled approximately $10 million year-over-year for the quarter. In addition, the impact of significantly lower resin costs contributed to the EBITDA increase.
     Although sales volume in the Company’s protective packaging segment declined approximately 25% for the six months ended June 30, 2009 compared to the same period of 2008, EBITDA for this segment decreased only 9.5% over the same comparable period. The impact from our cost reduction efforts (approximately $18 million) and the impact of lower resin costs helped to partially offset the impact from the volume decreases.
     Segment EBITDA for specialty packaging decreased by $1.8 million, or 15.3%, in the second quarter of 2009 and $3.0 million, or 13.4%, for the first six months of 2009 driven by the impact of lower volumes. As compared to the protective packaging segment, the specialty packaging segment did not realize the same level of cost reduction impact. Approximately 80% of the year-to-date June 2009 cost savings of $22.8 million were in the protective packaging segment. In addition, the impact of lower resin costs was lower in the specialty packaging segment as products sold in the protective packaging segment have significantly higher resin content.
Interest Expense
     Interest expense for the three and six months ended June 30, 2009 decreased $2.3 million and $5.0 million compared to the same periods of 2008. The 2009 period reflects the impact of lower U.S. dollar equivalent interest on our euro-denominated debt due to a stronger U.S. dollar in the 2009 period and lower LIBOR and EURIBOR-based rates underlying a portion of our floating rate debt.
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
     In the three months ended June 30, 2009, we recognized a net foreign exchange gain of $8.1 million. The gain in the quarter reflects the relative weakening of the U.S. dollar at the end of June 2009 when we revalued our euro-denominated third-party debt and inter-company loans. For the six months ended June 30, 2009, we recognized a net foreign exchange gain of $4.9 million, most of which relates to net unrealized foreign exchange gains resulting from the revaluation of our euro-denominated third-party debt and inter-company loans. This compares to the three and six month periods ended June 30, 2008, in which we recognized a net loss of $0.1 million and a net gain of $2.9 million, respectively.
Income Tax Expense
     Our effective income tax rate was approximately (16.97)% for the six months ended June 30, 2009, which compares to approximately 76.5% for the six months ended June 30, 2008. For the six months ended June 30, 2009, the Company’s effective rate was increased from a benefit at the U.S. federal statutory rate of 35% primarily due to establishment of additional valuation allowances taken against losses in certain countries that are not certain to result in future tax benefits. For the same period in 2008, the Company’s effective income tax rate was increased from a benefit at the U.S. federal statutory rate of 35% primarily due to the reasons impacting the first half of 2009.
Net Income (Loss)
     For the three months ended June 30, 2009, we generated net income of $3.1 million, compared to a net loss of $5.6 million in the comparable period of 2008. For the six months ended June 30, 2009, we generated a net loss of $7.3 million, compared to a net loss of $8.8 million for the same period of 2008. As discussed herein, the 2009 net loss is mainly the result of decreased sales volumes, as well as restructuring charges of $11.9 million.
     LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the six months ended June 30, 2009 compared to the six months ended June 30, 2008:

	Six Months Ended June 30,
	2009	2008
	(dollars in thousands)

Cash provided by operating activities	$12,007	$8,088
Cash used in investing activities	(9,610)	(17,810)
Cash used in financing activities	(4,527)	(778)
Effect of foreign exchange rate changes	(248)	1,980

Decrease in cash and cash equivalents	$(2,378)	$(8,520)

     Operating Activities. Cash provided by operating activities increased by $3.9 million during the six months ended June 30, 2009 compared to the same period of 2008. This increase is driven primarily by year-over-year gross margin improvement, year-over-year reductions in SG&A costs as well as lower levels of accounts receivable and reduced investment in inventories resulting from lower volumes.
     Cash from operating activities is sensitive to raw material costs and the Company’s ability to recover increases in these costs from its customers. Although price increases have typically lagged the underlying change in raw material costs, the Company has historically been able to recover significant increases in underlying raw material costs from its customers over a twelve to twenty-four month period. Future cash from operations are dependent upon the Company’s continued ability to recover increases in underlying raw material increases from its customers.
     The Company has not experienced any significant changes in year-over-year days sales outstanding, days inventory on-hand or days payable outstanding. The Company has not identified any trends in key working capital investments that would have a material impact on its liquidity or ability to satisfy its debt obligations or fund capital expenditures. The Company does not currently expect that raw material price increases will have a material effect on liquidity in future periods, but significant shifts in resin pricing could affect our cash generated from operating activities in future periods.
     Investing Activities. Cash used in investing activities totaled $9.6 million for the six months ended June 30, 2009, a decrease of $8.2 million compared to the same period of 2008. Our primary use of cash for investing activities is for capital expenditures, which totaled $10.0 million in the 2009 period compared to $18.9 million in the 2008 period. Our 2008 capital expenditures were significantly higher due to investments in new printing and laminating equipment related to the expansion of our flexible packaging capacity, as well as significant investments in inflatable machines within our protective packaging businesses to support growth in this area. We expect to leverage the substantial capital expenditures incurred in 2008 and preceding years, which will allow us to significantly reduce our capital spending in 2009.
     Financing Activities. Cash used in financing activities for the six months ended June 30, 2009 and 2008 included principal payments of $4.3 million on our long-term bank debt, net of activity on capital lease debt.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We expect our 2009 capital expenditures to total approximately $20 to $25 million and our 2009 debt service costs to total approximately $42 million. At June 30, 2009, we had cash and cash equivalents of $38.8 million. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents to ensure safety of principal while achieving a satisfactory yield on those funds. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

     Our primary source of liquidity will continue to be cash flows from operations, but we also have liquidity under a $50 million revolving credit facility. Lehman Commercial Paper Inc. (Lehman) was a participating lender in our facility. As a result of the bankruptcy of Lehman’s parent company, the revolving credit facility has been effectively reduced by Lehman’s $5 million commitment to $45 million. Availability under the revolving credit facility is also reduced by outstanding letters of credit the Company issues under the facility. As of June 30, 2009, the Company had $6.7 million of outstanding letters of credit, reducing availability under the facility to $38.3 million.
     Another significant party in the Company’s revolving credit facility is CIT Group, with participation of approximately $8 million. As a result of CIT’s financial difficulties, and to preserve liquidity under the revolving credit facility, the Company drew the full amount available under the revolving credit facility.
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
     Pregis’s senior secured credit facilities require that it comply on a quarterly basis with certain financial covenants, including a Maximum Leverage Ratio test and a Minimum Cash Interest Coverage Ratio test. Under the facility, Maximum Leverage Ratio is calculated as net debt (total debt net of cash) divided by Consolidated EBITDA (as defined by the credit facility and is calculated as a rolling twelve months at each quarter end). Under the facility, Minimum Cash Interest Coverage Ratio is calculated as Consolidated EBITDA divided by cash interest expense.

     The following table sets forth the Maximum Leverage Ratio and Minimum Cash Interest Coverage Ratio as of June 30, 2009 and 2008:

		Ratios
(unaudited)	Covenant	Calculated at June 30,
(dollars in thousands)	Measure	2009	2008

Maximum Leverage Ratio	Maximum of 5.0x(1)	4.6x	4.8x
Minimum Cash Interest Coverage Ratio	Minimum of 1.9x	2.3x	2.2x

Consolidated EBITDA	—	$91,391	$98,515
Total Net Debt (less $5MM base cash excluded per credit facility)	—	$428,188	$474,757
Cash Interest Expense	—	$40,126	$44,889

(1)	— At June 30, 2008 the Maximum Leverage Ratio covenant measure was 5.75x.
     The Maximum Leverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated EBITDA and increases or decreases in the Company’s net debt. Net debt as used in this ratio is affected primarily by currency translation related to converting its euro-denominated debt into US dollars, changes in debt due to payments and borrowings, and the amount of on-hand cash at each measurement date. The unfavorable decrease in trailing twelve month Consolidated EBITDA was more than offset by favorable currency translation of the Company’s euro-denominated debt positively impacting the Company’s Maximum Leverage Ratio at June 30, 2009 compared to June 30, 2008.
     The Minimum Cash Interest Coverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated EBITDA and increases or decreases in the Company’s cash interest expense (interest expense, excluding amortization of deferred financing fees and discount). Interest expense as used in this ratio is primarily affected by changes in interest rates (LIBOR and EURIBOR) and currency translation related to converting euro based interest expense into US dollars. The favorable impact resulting from lower interest rates, for the comparable twelve month periods ending June 30, 2009 and 2008, was partially offset by the decrease in the Company’s trailing twelve month Consolidated EBITDA over the same period.
     As used in the calculation of Maximum Leverage Ratio and Minimum Cash Interest Coverage Ratio, Consolidated EBITDA is calculated by adding Consolidated Net Income (as defined by the facility), income taxes, interest expense, depreciation and amortization, other non-cash items reducing Consolidated Net Income that do not represent a reserve against a future cash charge, costs and expenses incurred with business acquisitions, issuance of equity interests permitted by the terms of the loan documents, the amount of management, consulting, monitoring, transaction, and advisory fees and related expenses paid to AEA Investors LP, and unusual and non-recurring charges (including, without limitation, expenses in connection with actual and proposed acquisitions, equity offerings, issuances and retirements of debt and divestitures of assets, whether or not any such acquisition, equity offering, issuance or retirement or divestiture is actually consummated during such period that do not exceed, in the aggregate, 5% of EBITDA for such period).
     Consolidated EBITDA is calculated under the senior secured credit facility for the twelve months ended June 30, 2009 and 2008 as follows:

(unaudited)	Twelve Months Ended June 30,
(dollars in thousands)	2009	2008

Net Income	$(46,235)	$(16,693)

Senior Secured Credit Facility Consolidated Net Income definition add backs:
Non-cash compensation charges	1,261	809
Net after tax extraordinary gains or losses (incl. severance and restructuring charges)	15,971	2,492
Non-cash unrealized currency gains or losses	13,475	(4,245)
Any FAS 142, 144, 141 impairment charge or asset write off	20,101	403

Consolidated Net Income	$4,826	$(17,234)

Senior Secured Credit Facility Consolidated EBITDA definition add backs:
Interest expense	43,477	46,191
Income tax expense	(7,197)	4,870
Depreciation expense and amortization	47,970	56,455
Fees payable to AEA Investors LP	1,892	2,002
Unusual and non-recurring charges	676	10,176
Pro forma EBITDA of acquisitions	—	1,113
Other	0	427
Adjustment for 5% EBITDA cap limitation for unusual and non-recurring charges	—	(5,485)

Consolidated EBITDA	$91,391	$98,515

     Pregis’s senior secured credit facilities also include negative covenants, subject to certain exceptions, that restrict or limit Pregis’s ability and the ability of its subsidiaries to, among other things:
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
     As of June 30, 2009, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
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
     As described above, under the collateral agreement, the capital stock pledged to the senior secured floating rate noteholders constitutes collateral only to the extent that the par value or market value or book value (whichever is greatest) of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured floating rate notes. This threshold is €20,000,000, or, at the December 31, 2008 exchange rate of U.S. dollars to euro of 1.3969:1.00, approximately $27.9 million. As of December 31, 2008, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $31.2 million and $52.2 million, respectively; the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $32.2 million and $55.7 million, respectively; and the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.àr.l. were approximately $20.8 million and $47.3 million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes approximately $27.9 million with respect to the shares of capital stock of each of Pregis Innovative Packaging Inc., Hexacomb Corporation, and Pregis (Luxembourg) Holding S.àr.l. Since the book value and market value of the shares of capital stock of our other domestic subsidiary are each less than the $27.9 million threshold, it is not affected by the 20% clause of the collateral agreement.
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
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2008, the value of the collateral for the senior secured floating rate notes totaled approximately $510.9 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $427.1 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $83.8 million). The collateral value has not changed materially as of June 30, 2009. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
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

     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended June 30, 2009 and 2008:

		Ratios
(unaudited)	Covenant	Calculated at June 30,
(dollars in thousands)	Measure	2009	2008

Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	2.3x	2.4x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	1.9x	1.8x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$91,391	$104,000
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	—	$39,493	$43,758
Secured Indebtedness	—	$173,509	$190,895
     The Fixed Charge Coverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated Cash Flow (Adjusted EBITDA) and increases or decreases in the Company’s interest expense (interest expense net of interest income, excluding amortization of deferred financing fees and discount). Interest expense as used in this ratio is primarily affected by changes in interest rates (LIBOR and EURIBOR) and currency translation related to converting euro based interest expense into US dollars. The favorable impact resulting from lower interest rates, for the comparable twelve month periods ending June 30, 2009 and 2008, has been more than offset by the decrease in the Company’s trailing twelve month Consolidated Cash Flow over the same period, resulting in narrowing of the cushion between the minimum covenant measure and the actual ratio.
     The Secured Indebtedness Leverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated Cash Flow and increases or decreases in the Company’s secured indebtedness. Secured indebtedness as used in this ratio is affected primarily by currency translation related to converting its euro-denominated debt into US dollars. The unfavorable decrease in trailing twelve month Consolidated Cash Flow has negatively impacted the actual ratio and narrowed the cushion between the minimum covenant measure and the actual ratio.
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended June 30, 2009 and 2008 as follows:

(unaudited)	Twelve Months Ended June 30,
(dollars in thousands)	2009	2008

Net loss of Pregis Holding II Corporation	$(46,235)	$(16,693)
Interest expense, net of interest income	43,477	46,191
Income tax expense	(7,197)	4,870
Depreciation and amortization	47,970	56,455

EBITDA	38,015	90,823

Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	13,475	(4,245)
Non-cash stock based compensation expense	1,261	809
Non-cash asset impairment charge	20,101	403
Other non-cash expenses, primarily fixed asset disposals and write-offs	—	1,117
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severance and related expenses	15,971	—
Nonrecurring charges related to acquisitions and dispositions	—	4,853
Other, principally executive management severance and recruiting expenses	676	7,125
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	1,892	2,002
Pro forma earnings and costs savings (4)	—	1,113

Adjusted EBITDA (“Consolidated Cash Flow”)	$91,391	$104,000

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, (c) a non-cash goodwill impairment charge of $19.1 million recognized in 2008 and trademark impairment charge of $1.3 million and $0.4 million determined pursuant to the Company’s 2008 and 2007 annual impairment tests, respectively and (d) other non-cash charges that will not result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, including a $3.1 million adjustment in 2007 for third party due diligence and legal costs related to a potential acquisition that was ultimately not consummated, and (c) other unusual and nonrecurring charges, principally executive management severance and recruiting expenses in the June 30, 2008 period.

(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.

(4)	Our indentures also permit adjustments to net income on a pro forma basis for certain cost savings that we expect to achieve with respect to acquisitions or dispositions. Therefore, in the twelve months ended June 30, 2008, we adjusted for (a) approximately $1.1 million relating to pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the June 2007 acquisition of a Romanian protective packaging provider, and (b) approximately $1.0 million for pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the December 2007 acquisition of a European honeycomb manufacturer. There can be no assurance that we will be able to achieve these comparable earnings or estimated savings in the future.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of June 30, 2009, we had availability of $9.3 million on these lines, after considering outstanding trade letters of credit and guarantees totaling $5.2 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     In accordance with SFAS No. 142, the Company assesses the recoverability of goodwill and other indefinite lived intangible assets annually, as of October 1, or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
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
     The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using the income approach, based on the present value of expected future cash flows. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value.
     Fair value estimated using this method relies on multiple factors, including projections of operating results, future cash flows, effective tax rates, cost of capital and market assumptions. As a result, this method is subject to inherent uncertainties and is highly dependent upon the Company’s judgment relative to key assumptions. However, the Company believes this method provides a consistent and reasonable approach to estimate the fair value of its reporting units.
     The Company performed its last annual test of indefinite lived intangible assets, including goodwill, as of October 1, 2008 and determined that a trade name intangible asset associated with its Protective Packaging segment was impaired, due to near-term reduced sales levels. The Company also recorded a non-cash goodwill impairment charge in the fourth quarter of 2008 in a reporting unit within its Specialty Packaging segment. The goodwill impairment was primarily the result of the anticipated loss of a key customer by the reporting unit. The remaining five reporting units had fair values exceeding their carrying values. The range by which the fair values of these reporting units exceeded their carrying values was 8% to 58% as of October 1, 2008. The corresponding carrying values of goodwill for these reporting units ranged from $45 million to $150 million as of October 1, 2008.
     At interim periods, the Company assesses if potential indicators of impairment exist. Among the factors the Company considers as potential indicators of interim impairment are significant adverse changes in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, recent operating losses at the reporting unit level, downward revisions to forecasts, restructuring actions or plans, and industry trends. The Company did not identify any interim indicators of impairment as of June 30, 2009.
     Although the Company determined that there were no indicators of impairment as of June 30, 2009, it is possible that the future occurrence of potential indicators of impairment could require an interim assessment for some or all of the Company’s reporting units prior to its next required annual assessment. In such circumstances, the Company may be required to recognize non-cash impairment charges which could be material to the Company’s consolidated financial position and results of operations. Such non-cash impairment charges would not have a material adverse impact on the Company’s ability to comply with its debt covenants, as such charges are specifically excluded from its covenant calculations.
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
Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of June 30, 2009 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are party to various lawsuits, legal proceedings and administrative actions arising out of the normal course of our business. While it is not possible to predict the outcome of any of these lawsuits, proceedings and actions, management, based on its assessment of the facts and circumstances now known, does not believe that any of these lawsuits, proceedings and actions, individually or in the aggregate, will have a material adverse effect on our financial position or that it is reasonably possible that a loss exceeding amount already recognized may be material. However, actual outcomes may be different than expected and could have a material effect on our results of operations or cash flows in a particular period.
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

PREGIS HOLDING II CORPORATION
Date: August 14, 2009	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)