Form 10-Q
period 2009-09-30
Pregis Holding II CORP
filed 2009-11-13
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of September 30, 2009.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1.	Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except shares and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$100,202	$41,179
Accounts receivable
Trade, net of allowances of $6,205 and $5,357 respectively	123,250	121,736
Other	7,944	13,829
Inventories, net	85,751	87,867
Deferred income taxes	4,867	4,336
Due from Pactiv	1,166	1,399
Prepayments and other current assets	8,788	8,435

Total current assets	331,968	278,781
Property, plant and equipment, net	238,193	245,124
Other assets
Goodwill	128,015	127,395
Intangible assets, net	39,540	41,254
Deferred financing costs, net	4,506	7,734
Due from Pactiv, long-term	10,025	13,234
Pension and related assets	25,973	22,430
Other	406	424

Total other assets	208,465	212,471

Total assets	$778,626	$736,376

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$258	$4,902
Accounts payable	89,401	79,092
Accrued income taxes	4,672	6,964
Accrued payroll and benefits	15,994	11,653
Accrued interest	10,337	6,905
Other	19,067	21,740

Total current liabilities	139,729	131,256

Long-term debt	510,531	460,714
Deferred income taxes	23,915	24,913
Long-term income tax liabilities	8,281	11,310
Pension and related liabilities	4,831	6,119
Other	13,409	11,963
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	151,671	150,610
Accumulated deficit	(75,004)	(64,318)
Accumulated other comprehensive income	1,263	3,809

Total stockholder’s equity	77,930	90,101

Total liabilities and stockholder’s equity	$778,626	$736,376

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Sales	$207,047	$265,188	$588,594	$799,726

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	156,088	205,673	444,144	624,443
Selling, general and administrative	28,660	31,232	83,059	100,407
Depreciation and amortization	12,607	13,584	35,383	40,734
Other operating expense, net	2,267	4,601	13,602	8,500

Total operating costs and expenses	199,622	255,090	576,188	774,084

Operating income	7,425	10,098	12,406	25,642
Interest expense	9,192	13,392	28,072	37,293
Interest income	(54)	(92)	(176)	(518)
Foreign exchange loss (gain), net	(886)	9,562	(5,817)	6,641

Loss before income taxes	(827)	(12,764)	(9,673)	(17,774)
Income tax expense (benefit)	2,514	(802)	1,013	3,029

Net loss	$(3,341)	$(11,962)	$(10,686)	$(20,803)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(10,686)	$(20,803)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	35,383	40,734
Deferred income taxes	(1,483)	(1,419)
Unrealized foreign exchange loss (gain)	(5,552)	6,814
Amortization of deferred financing costs	1,781	1,781
Gain on disposal of property, plant and equipment	(249)	(246)
Stock compensation expense	1,061	678
Impairment of interest rate swap asset	—	1,299
Changes in operating assets and liabilities
Accounts and other receivables, net	9,874	(12,024)
Due from Pactiv	3,792	6,630
Inventories, net	5,364	(9,738)
Prepayments and other current assets	1,961	(143)
Accounts payable	6,771	7,568
Accrued taxes	(5,637)	(4,778)
Accrued interest	3,547	4,577
Other current liabilities	856	1,871
Pension and related assets and liabilities, net	(2,931)	(2,815)
Other, net	(2,395)	177

Cash provided by operating activities	41,457	20,163

Investing activities
Capital expenditures	(17,644)	(25,270)
Proceeds from sale of assets	692	1,042
Insurance proceeds	—	1,868
Other, net	—	(593)

Cash used in investing activities	(16,952)	(22,953)

Financing activities
Proceeds from revolving credit facility	38,700	—
Financing fees	(1,284)	—
Repayment of debt	(4,312)	(1,435)
Other, net	(125)	62

Cash provided (used in) financing activities	32,979	(1,373)
Effect of exchange rate changes on cash and cash equivalents	1,539	(788)

Increase (decrease) in cash and cash equivalents	59,023	(4,951)
Cash and cash equivalents, beginning of period	41,179	34,989

Cash and cash equivalents, end of period	$100,202	$30,038

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
Basis of Presentation
     The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Separate financial statements of Pregis Corporation are not presented since the floating rate senior secured notes due April 2013 and the 12.375% senior subordinated notes due October 2013 issued by Pregis Corporation are fully and unconditionally guaranteed on a senior secured and senior subordinated basis, respectively, by Pregis Holding II and all existing domestic subsidiaries of Pregis Corporation and since Pregis Holding II has no operations or assets separate from its investment in Pregis Corporation (see Note 16).
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 or Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted this standard for all financial assets and liabilities as of January 1, 2008. FASB Staff Position No. 157-2 or ASC Topic 820, Partial Deferral of the Effective Date of Statement No. 157, deferred the effective date of SFAS No. 157 or ASC Topic 820 for all non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted FASB Staff Position No. 157-2 or ASC Topic 820 on January 1, 2009 for all non-financial assets and liabilities. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141(R) or ASC 805-10-65-1, Business Combinations, which revised SFAS No. 141, Business Combinations. This standard requires an acquiror to measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard will also impact the accounting for transaction costs and restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. In addition, under this standard, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of this standard are applied prospectively and will impact all acquisitions consummated subsequent to adoption. The guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161 or ASC 815-10-65-1, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This standard expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of this standard effective January 1, 2009. See Note 6 for the Company’s disclosures about its derivative instruments and hedging activities.
     In April 2009, the FASB issued FSP FAS 107-1 or ASC 825-10-65-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, for the interium periods ending after March 15, 2009. This standard expands the fair value disclosures required for all financial instruments within the scope of FAS 107 or ASC 825-10-65-1 to include interim periods. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165 or ASC Topic 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and is effective for interim or annual periods ending after June 15, 2009. The Company has evaluated subsequent events through November 13, 2009, the date on which the Company’s Form 10-Q for the quarterly period ended September 30, 2009 is filed with the Securities and Exchange Commission.
     In June 2009, the FASB issued the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). The Codification became the single official source of authoritative nongovernmental U.S. generally accepted accounting priciples (“GAAP”). The Codification did not change GAAP but reorganized the literature. The Codification is effective for interim and annual periods ending after September 15, 2009, and the Company adopted the Codification during the three months ended September 30, 2009.
     Pregis adopted the provisions of FASB Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, for interim peiods ending after August 28, 2009. ASU No. 2009-05 provides guidance on measuring liabilities at fair value when a quoted price in an active market for the identical liability is not available. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
     Pregis adopted the provisions of FASB Staff Position No. FAS 132R-1 or ASC Topic 715, Employers’Discolsures about Postretirement Benefit Plan Assets, on January 1, 2009. This standard requires more detailed disclosures about Pregis’s plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additional disclosures are required beginning with the year ended 2009 consolidated financial statements. There was no impact to Pregis’s condensed consolidated financial statements.

3. INVENTORIES
     The major components of net inventories are as follows:

	September 30,	December 31,
	2009	2008
Finished goods	$43,137	$43,338
Work-in-process	14,428	13,793
Raw materials	25,496	27,489
Other materials and supplies	2,690	3,247

	$85,751	$87,867

4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill by reportable segment for the nine months ended September 30, 2009 are as follows:

	December 31,	Foreign Currency	September 30,
Segment	2008	Translation	2009
Protective Packaging	$97,159	$(1,164)	$95,995
Specialty Packaging	30,236	1,784	32,020

Total	$127,395	$620	$128,015

     The Company’s other intangible assets are summarized as follows:

	Average	September 30, 2009		December 31, 2008
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$46,669	$14,992	$45,646	$11,863
Patents	10	1,072	358	1,036	261
Non-compete agreements	2	3,047	3,047	3,002	2,908
Software	3	3,254	1,907	2,469	1,224
Land use rights and other	32	1,518	565	1,447	474
Intangible assets not subject to amortization:
Trademarks and trade names		4,849	—	4,384	—

Total		$60,409	$20,869	$57,984	$16,730

     Amortization expense related to intangible assets totaled $1,192 and $1,149 for the three months ended September 30, 2009 and 2008, respectively, and $3,433 and $3,662 for the nine months ended September 30, 2009 and 2008, respectively.

5. DEBT
The Company’s long-term debt consists of the following:

	September 30,	December 31,
	2009	2008
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$83,057	$85,140
Term B-2 facility, due October, 2012	93,813	91,902
Revolving Credit Facility	38,700	—
Senior secured notes, due April, 2013	146,340	139,690
Senior subordinated notes, due October, 2013, net of discount of $1,724 at September 30, 2009 and $1,962 at December 31, 2008	148,276	148,038
Other	603	846

Total debt	510,789	465,616
Less: current portion	(258)	(4,902)

Long-term debt	$510,531	$460,714

     For the nine months ended September 30, 2009 and 2008, the revaluation of the Company’s euro-denominated senior secured notes and Term B-2 facility resulted in unrealized foreign exchange losses and (gains) of $10,790 and $(8,632), respectively. These unrealized losses and (gains) have been offset by unrealized (gains) and losses of $(13,738) and $10,784 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the nine months ended September 30, 2009 and 2008, respectively. These amounts are included net within foreign exchange loss (gain), net in the Company’s consolidated statements of operations.
     As a component of its senior secured credit facility, the Company is party to a revolving credit facility. The revolving credit facility matures in October 2011 and provides for borrowings of up to $50 million, a portion of which may be made available to the Company’s non-U.S. subsidiary borrowers in euros and/or pounds sterling. The revolving credit facility also includes a swing-line loan sub-facility and a letter of credit sub-facility. The revolving credit facility bears interest at a rate equal to, at the Company’s option, (1) an alternate base rate or (2) LIBOR or EURIBOR, plus an applicable margin of 0.375% to 1.00% for base rate advances and 1.375% to 2.00% for LIBOR or EURIBOR advances, depending on the leverage ratio of the Company, as defined in the credit agreement.
     Lehman Commercial Paper Inc. (Lehman) was a participating lender in this facility for $5 million. As a result of the bankruptcy of Lehman’s parent company, as of September 30, 2009, the revolving credit facility has been effectively reduced by the majority of Lehman’s $5 million commitment. In October 2009 the Company regained this liquidity as a result of Barclays Capital new participation.
     On July 14, 2009 the Company drew $38.7 million, the full amount available under the revolving credit facility after reduction for amounts outstanding under letters of credit. This amount remains outstanding as of September 30, 2009. As of September 30, 2009, the Company also had $6.7 million of outstanding letters of credit outstanding under the revolving credit facility. Revolving credit facility interest expense totaled $112 for the quarter ended September 30, 2009.

On October 5, 2009 we amended our senior secured credit facilities. The amendment, among other things:
•	permits our company to engage in certain specified sale leaseback transactions in 2009 and up to $35.0 million of additional sale leaseback transactions through the maturity of the senior secured credit facilities;

•	replaces the maximum leverage ratio covenant of 5.0x under the senior secured credit facilities with the first lien leverage covenant of 2.0x;

•	eliminates the minimum cash interest coverage ratio covenant under the senior secured credit facilities;

•	increases the accordion feature of the term loan portion of the senior secured credit facilities by $100.0 million, allowing our company to borrow up to $200.0 million under the term loan portion of the senior secured credit facilities, subject to certain conditions including receipt of commitments therefore;

•	provides for additional subordinated debt issuances subject to a 2.0x interest coverage ratio; and

•	modifies several other covenants in the senior secured credit facilities to provide our company with more flexibility.
     On October 5, 2009 Pregis issued €125.0 million aggregate principal amount of additional second priority senior secured floating rate notes due 2013 (the “notes”). The notes bear interest at a floating rate of EURIBOR plus 5.00% per year. Interest on the notes will be reset quarterly and is payable on January 15, April 15, July 15, and October 15 of each year, beginning on October 15, 2009. The notes mature on April 15, 2013. The notes are treated as a single class under the indenture with the €100.0 million principal amount of our existing second priority senior secured floating rate notes due 2013, originally issued on October 12, 2005. However, the notes do not have the same Common Code or ISIN number as the existing notes, are not fungible with the existing notes and will not trade together as a single class with the existing notes. The notes are treated as issued with more than de minimis original issue discount for United States federal income tax purposes, whereas the existing notes were not issued with original issue discount for such purposes.
     The notes and the related guarantees are second priority secured senior obligations. Accordingly, they are effectively junior to our and the guarantors’ obligations under our senior secured credit facilities and any other obligations that are secured by first priority liens on the collateral securing the notes or that are secured by a lien on assets that are not part of the collateral securing the notes, in each case, to the extent of the value of such collateral or assets; structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries that are not guarantors; equal in right of payment with the senior secured floating rate notes issued by us in 2005 (the “2005 notes” and, together with the notes, the “senior secured floating rate notes”); equal in right of payment with all of our and the guarantors’ existing and future unsecured and unsubordinated indebtedness, and effectively senior to such indebtedness to the extent of the value of the collateral; and senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness, including the senior subordinated notes issued by us in 2005 (the “senior subordinated notes”) and the related guarantees.
     The proceeds from the October 2009 offering were used to repay the Term B-1 and Term B-2 indebtedness under our senior secured credit facilities. As the long-term loans were refinanced by the new long-term senior secured floating rate notes, the term loans have been presented as non-current on the consolidated balance sheet as of September 30, 2009.
6. FAIR VALUE MEASUREMENTS
     The Company adopted SFAS No. 157 or ASC 820 on January 1, 2008. Under generally accepted accounting principles in the U.S., certain assets and liabilities must be measured at fair value, and SFAS No. 157 or ASC 820 details the disclosures that are required for items measured at fair value.
     SFAS No. 157 or ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, as follows:
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
     The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense. For the three and nine months ended September 30, 2009, the swap resulted in an increase to interest expense of $756 and $1,088, respectively. For the three and nine months ended September 30, 2008, the swap resulted in a reduction to interest expense of $346 and $1,015, respectively.
     At September 30, 2009, this interest rate swap contract was the Company’s only derivative instrument and only financial instrument requiring measurement at fair value. The swap is an over-the-counter contract and the inputs utilized to determine its fair value are obtained in quoted public markets. Therefore, the Company has categorized this swap agreement as Level 2 within the fair value hierarchy. At September 30, 2009, the fair value of this instrument was estimated to be a liability of $5,825, which is reported within other liabilities in the Company’s consolidated balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At September 30, 2009, the fair values of the Company’s senior secured notes and senior subordinated notes were estimated to be $137,560 and $139,500, respectively, based on quoted market prices. Under SFAS No. 159 or ASC 825, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under this standard for any of its financial assets or liabilities.

7. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands.
     The components of net periodic pension cost related to these plans for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service cost of benefits earned	$707	$525	$1,234	$1,682
Interest cost on benefit obligations	1,166	1,432	3,343	4,295
Expected return on plan assets	(2,132)	(1,918)	(5,315)	(5,756)
Amortization of unrecognized net gain	(61)	(66)	(173)	(197)

Net periodic pension cost (benefit)	$(320)	$(27)	$(911)	$24

8. OTHER OPERATING EXPENSE, NET
     A summary of the items comprising other operating expense, net is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(Gain) loss on disposal of property, plant and equipment	$408	$(673)	$151	$(246)
Royalty expense	51	16	27	154
Rental income	(10)	(9)	(22)	(30)
Restructuring expense	2,050	5,194	13,921	7,814
Other (income) expense, net	(232)	73	(475)	808

Other operating expense, net	$2,267	$4,601	$13,602	$8,500

     During the nine months ended September 30, 2009, the Company recorded restructuring charges of $13,921. Restructuring activities are discussed further in Note 9 below.
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
     In 2009, as part of the Company’s continued efforts to reduce its overall cost structure, management implemented additional headcount reductions and engaged outside consultants to assist in further restructuring of its manufacturing operations. Restructuring plans associated with those consulting activities are not yet complete. Consulting costs for restructuring totaling $4.2 million were expensed as incurred and are presented in “other” in the table below. Also included in “other” are costs associated with the discontinuance of a product line at one of the Company’s North American protective packaging plants of approximately $0.6 million.

     Following is a reconciliation of the restructuring liability for the nine months ended September 30, 2009. The company expects to have substantially satisfied the restructuring liability by June 2010.

	December 31,			Cash	Foreign Currency	September 30,
Segment	2008	Severance	Other	Paid Out	Translation	2009
Protective Packaging	$4,178	$4,339	$3,688	$(11,741)	—	$464
Specialty Packaging	592	1,301	—	(1,429)	18	482
Corporate	83	574	4,019	(2,854)	30	1,852

Total	$4,853	$6,214	$7,707	$(16,024)	$48	$2,798

     Amounts recorded for restructuring liabilities are included in other current liabilities on the Company’s consolidated balance sheets. As of September 30, 2009, our restructuring initiatives are substantially complete.
10. INCOME TAXES
     The Company’s effective tax rate was 10.47% and 17.04% for the nine months ended September 30, 2009 and 2008, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Nine Months Ended September 30,
	2009	2008
U.S. federal income tax rate	(35.00)%	(35.00)%
Changes in income tax rate resulting from:
Valuation allowances	21.35	38.26
State and local taxes on income, net of U.S. federal income tax benefit	6.94	(0.68)
Foreign rate differential	7.45	7.74
Return to provision calculation	—	(1.98)
Non-deductible interest expense	2.79	5.42
Permanent differences	5.27	3.28
Other	1.67	—

Income tax expense	10.47%	17.04%

11. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its sponsors, AEA Investors LP and its affiliates, who provide various advisory and consulting services. Fees and expenses incurred under this agreement totaled $472 and $324 for the three months ended September 30, 2009 and 2008, respectively, and $1,563 and $1,248 for the nine months ended September 30, 2009 and 2008, respectively. These amounts are recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.
     The Company had sales to affiliates of AEA Investors LP totaling $280 and $636 for the three months and nine months ended September 30, 2009 compared to $167 and $388 for the same periods of 2008, respectively. The Company made purchases from affiliates of AEA Investors LP totaling $3,153 and $8,627 for the three and nine months ended September 30, 2009 compared to $2,889 and $7,987 for the same periods of 2008, respectively.

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
     Net sales by reportable segment for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Protective Packaging	$128,930	$172,088	$363,107	$520,226
Specialty Packaging	78,117	93,100	225,487	279,500

	$207,047	$265,188	$588,594	$799,726

     The Company evaluates performance and allocates resources to its segments based on segment EBITDA, which is calculated internally as net income before interest, taxes, depreciation, amortization, and restructuring expense and adjusted for other non-cash activity. Segment EBITDA is a measure of segment profit or loss which is reported to the Company’s chief operating decision maker for purposes of making decisions about allocating resources to the Company’s segments and evaluating segment performance. In addition, segment EBITDA is included herein in conformity with SFAS No. 131 or ASC 280, “Disclosures about Segments of an Enterprise and Related Information.” Management believes that segment EBITDA provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment EBITDA should not be considered in isolation or as a substitute for net income (loss) before income taxes or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States. Additionally, the Company’s computation of segment EBITDA may not be comparable to other similarly titled measures computed by other companies.
     The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment EBITDA
Protective Packaging	$15,462	$20,271	$42,201	$49,813
Specialty Packaging	11,363	11,147	30,792	33,574

Total segment EBITDA	26,825	31,418	72,993	83,387
Corporate expenses	(4,390)	(1,614)	(10,210)	(8,346)
Restructuring expense	(2,050)	(5,194)	(13,921)	(7,814)
Depreciation and amortization	(12,607)	(13,584)	(35,383)	(40,734)
Interest expense	(9,192)	(13,392)	(28,072)	(37,293)
Interest income	54	92	176	518
Unrealized foreign exchange gain (loss), net	859	(10,246)	5,552	(6,814)
Non-cash stock compensation	(327)	(244)	(1,061)	(678)
Other	1	—	253	—

Loss before income taxes	$(827)	$(12,764)	$(9,673)	$(17,774)

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
13. COMPREHENSIVE LOSS
     Total comprehensive loss and its components for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(3,341)	$(11,962)	$(10,686)	$(20,803)
Other comprehensive income loss, net of tax:
Foreign currency translation adjustment	(971)	(4,796)	(982)	(1,721)
Net change in fair value of hedging instrument	(195)	(763)	(1,564)	(221)

Comprehensive loss	$(4,507)	$(17,521)	$(13,232)	$(22,745)

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

Financing commitments
     As of September 30, 2009, the Company also had $6.7 million of outstanding letters of credit outstanding under the revolving credit facility. In addition, the Company also had outstanding guarantees and letters of credit issued under other financing lines with local banks totaling $5,786.
15. SUBSEQUENT EVENTS
     On October 5, 2009 Pregis issued €125.0 million aggregate principal amount of additional second priority senior secured floating rate notes due 2013. See footnote 5 for additional information.
     On October 29, 2009 the Company entered into an agreement to sell and leaseback real property consisting of land and buildings at one of its subsidiaries located in the United Kingdom. The net sale proceeds totaled approximately $10.6 million (6.6 million British Pounds). The Company anticipates this transaction to qualify for sales leaseback accounting treatment, resulting in a $2.7 million gain on disposal of assets. The lease term is 25 years with annual rents totaling approximately $1.2 million (750 thousand British Pounds).
16. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION
     Pregis Holdings II (presented as Parent in the following schedules), through its 100%-owned subsidiary, Pregis Corporation (presented as Issuer in the following schedules), issued senior secured notes and senior subordinated notes in connection with its acquisition by AEA Investors LP and its affiliates. The senior notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the senior subordinated notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by Pregis Holdings II and substantially all existing and future 100%- owned domestic restricted subsidiaries of Pregis Corporation (collectively, the “Guarantors”). All other subsidiaries of Pregis Corporation, whether direct or indirect, do not guarantee the senior secured notes and senior subordinated notes (the “Non-Guarantors”). The Guarantors also unconditionally guarantee the Company’s borrowings under its senior secured credit facilities on a senior secured basis.
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
September 30, 2009
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$59,049	$—	$41,153	$—	$100,202
Accounts receivable
Trade, net of allowances	—	—	29,868	93,382	—	123,250
Affiliates	—	69,300	75,094	2,813	(147,207)	—
Other	—	—	8	7,936	—	7,944
Inventories, net	—	—	20,077	65,674	—	85,751
Deferred income taxes	—	134	2,589	2,144	—	4,867
Due from Pactiv	—	—	—	1,166	—	1,166
Prepayments and other current assets	—	5,404	414	2,970	—	8,788

Total current assets	—	133,887	128,050	217,238	(147,207)	331,968
Investment in subsidiaries / intercompany balances	77,930	510,407	—	—	(588,337)	—
Property, plant and equipment, net	—	1,396	68,384	168,413	—	238,193
Other assets
Goodwill	—	—	85,597	42,418	—	128,015
Intangible assets, net	—	—	16,104	23,436	—	39,540
Other	—	4,526	4,015	32,369	—	40,910

Total other assets	—	4,526	105,716	98,223	—	208,465

Total assets	$77,930	$650,216	$302,150	$483,874	$(735,544)	$778,626

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$258	$—	$258
Accounts payable	—	3,818	20,822	64,761	—	89,401
Accounts payable, affiliate	—	46,142	50,466	50,582	(147,190)	—
Accrued income taxes	—	(3,613)	4,619	3,666	—	4,672
Accrued payroll and benefits	—	26	4,312	11,656	—	15,994
Accrued interest	—	10,336	—	1	—	10,337
Other	—	1,855	5,531	11,681	—	19,067

Total current liabilities	—	58,564	85,750	142,605	(147,190)	139,729
Long-term debt	—	510,186	—	345	—	510,531
Intercompany balances	—	—	116,111	302,317	(418,428)	—
Deferred income taxes	—	(5,237)	20,331	8,821	—	23,915
Other	—	8,773	6,616	11,132	—	26,521
Total Stockholder’s equity	77,930	77,930	73,342	18,654	(169,926)	77,930

Total liabilities and stockholder’s equity	$77,930	$650,216	$302,150	$483,874	$(735,544)	$778,626

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

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$74,543	$134,480	$(1,976)	$207,047

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	52,172	105,892	(1,976)	156,088
Selling, general and administrative	—	4,262	8,776	15,622	—	28,660
Depreciation and amortization	—	157	3,540	8,910	—	12,607
Other operating expense, net	—	1,077	109	1,081	—	2,267

Total operating costs and expenses	—	5,496	64,597	131,505	(1,976)	199,622

Operating income (loss)	—	(5,496)	9,946	2,975	—	7,425
Interest expense	—	(140)	3,677	5,655	—	9,192
Interest income	—	(29)	—	(25)	—	(54)
Foreign exchange loss (gain), net	—	(3,964)	(10)	3,088	—	(886)
Equity in loss of subsidiaries	3,341	2,093	—	—	(5,434)	—

Income (loss) before income taxes	(3,341)	(3,456)	6,279	(5,743)	5,434	(827)

Income tax expense	—	(115)	2,487	142	—	2,514

Net income (loss)	$(3,341)	$(3,341)	$3,792	$(5,885)	$5,434	$(3,341)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2008
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$95,998	$172,110	$(2,920)	$265,188

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	69,867	138,726	(2,920)	205,673
Selling, general and administrative	—	2,725	10,493	18,014	—	31,232
Depreciation and amortization	—	165	4,011	9,408	—	13,584
Other operating expense, net	—	—	(95)	4,696	—	4,601

Total operating costs and expenses	—	2,890	84,276	170,844	(2,920)	255,090

Operating income (loss)	—	(2,890)	11,722	1,266	—	10,098

Interest expense	—	(249)	4,493	9,148	—	13,392
Interest income	—	(47)	—	(45)	—	(92)
Foreign exchange loss	—	9,262	—	300	—	9,562
Equity in loss of subsidiaries	11,962	3,558	—	—	(15,520)	—

Income (loss) before income taxes	(11,962)	(15,414)	7,229	(8,137)	15,520	(12,764)

Income tax expense (benefit)	—	(3,452)	1,792	858	—	(802)

Net income (loss)	$(11,962)	$(11,962)	$5,437	$(8,995)	$15,520	$(11,962)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$207,470	$386,589	$(5,465)	$588,594

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	146,248	303,361	(5,465)	444,144
Selling, general and administrative	—	11,024	25,717	46,318	—	83,059
Depreciation and amortization	—	468	11,214	23,701	—	35,383
Other operating expense, net	—	5,002	2,882	5,718	—	13,602

Total operating costs and expenses	—	16,494	186,061	379,098	(5,465)	576,188

Operating income (loss)	—	(16,494)	21,409	7,491	—	12,406
Interest expense	—	(3,154)	11,924	19,302	—	28,072
Interest income	—	(70)	—	(106)	—	(176)
Foreign exchange loss (gain), net	—	(4,519)	20	(1,318)	—	(5,817)
Equity in loss of subsidiaries	10,686	4,894	—	—	(15,580)	—

Income (loss) before income taxes	(10,686)	(13,645)	9,465	(10,387)	15,580	(9,673)
Income tax expense (benefit)	—	(2,959)	3,749	223	—	1,013

Net income (loss)	$(10,686)	$(10,686)	$5,716	$(10,610)	$15,580	$(10,686)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2008
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$270,857	$537,156	$(8,287)	$799,726

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	204,889	427,841	(8,287)	624,443
Selling, general and administrative	—	9,286	32,781	58,340	—	100,407
Depreciation and amortization	—	413	12,283	28,038	—	40,734
Other operating expense, net	—	247	945	7,308	—	8,500

Total operating costs and expenses	—	9,946	250,898	521,527	(8,287)	774,084

Operating income (loss)	—	(9,946)	19,959	15,629	—	25,642
Interest expense	—	(3,619)	13,688	27,224	—	37,293
Interest income	—	(161)	—	(357)	—	(518)
Foreign exchange loss	—	2,880	—	3,761	—	6,641
Equity in loss of subsidiaries	20,803	13,867	—	—	(34,670)	—

Income (loss) before income taxes	(20,803)	(22,913)	6,271	(14,999)	34,670	(17,774)
Income tax expense (benefit)	—	(2,110)	1,335	3,804	—	3,029

Net income (loss)	$(20,803)	$(20,803)	$4,936	$(18,803)	$34,670	$(20,803)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(10,686)	$(10,686)	$5,716	$(10,610)	$15,580	$(10,686)
Non-cash adjustments	10,686	3,226	11,814	20,795	(15,580)	30,941
Changes in operating assets and						—
liabilities, net of effects of acquisitions	—	12,044	(1,013)	10,171	—	21,202

Cash provided by operating activities	—	4,584	16,517	20,356	—	41,457

Investing activities
Capital expenditures	—	(159)	(5,583)	(11,902)	—	(17,644)
Proceeds from sale of assets	—	—	969	(277)	—	692

Cash used in investing activities	—	(159)	(4,614)	(12,179)	—	(16,952)

Financing activities
Intercompany activity	—	21,667	(21,667)	—	—	—
Proceeds from issuance of long-term debt	—	38,700	—	—	—	38,700
Repayment of long-term debt	—	(4,312)	—	—	—	(4,312)
Other, net	—	(1,284)	—	(125)	—	(1,409)

Cash provided by (used in) financing activities	—	54,771	(21,667)	(125)	—	32,979
Effect of exchange rate changes on cash and cash equivalents	—	(147)	—	1,686	—	1,539

Increase (decrease) in cash and cash equivalents	—	59,049	(9,764)	9,738	—	59,023
Cash and cash equivalents, beginning of period	—	—	9,764	31,415	—	41,179

Cash and cash equivalents, end of period	$—	$59,049	$—	$41,153	$—	$100,202

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(20,803)	$(20,803)	$4,936	$(18,803)	$34,670	$(20,803)
Non-cash adjustments	20,803	18,950	13,284	31,274	(34,670)	49,641
Changes in operating assets and						—
liabilities, net of effects of acquisitions	—	(2,033)	(6,688)	46	—	(8,675)

Cash provided by (used in) operating activities	—	(3,886)	11,532	12,517	—	20,163

Investing activities
Capital expenditures	—	—	(6,088)	(19,182)	—	(25,270)
Proceeds from sale of assets	—	—	6	1,036	—	1,042
Insurance proceeds	—	—	—	1,868		1,868
Other, net	—	—	—	(593)	—	(593)

Cash used in investing activities	—	—	(6,082)	(16,871)	—	(22,953)

Financing activities
Intercompany activity	—	5,450	(5,450)	—	—	—
Repayment of long-term debt	—	(1,435)	—	—	—	(1,435)
Other, net	—	—	—	62	—	62

Cash provided by (used in) financing activities	—	4,015	(5,450)	62	—	(1,373)
Effect of exchange rate changes on cash and cash equivalents	—	69	—	(857)	—	(788)

Decrease in cash and cash equivalents	—	198	—	(5,149)	—	(4,951)
Cash and cash equivalents, beginning of period	—	8,641	—	26,348	—	34,989

Cash and cash equivalents, end of period	$—	$8,839	$—	$21,199	$—	$30,038

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Our net sales for the three and nine months ended September 2009 decreased 21.9% and 26.4% over the comparable periods of 2008, respectively. The decline was driven primarily by decreased volumes, resulting from the recessionary economic environment in North America and Europe, lower year-over-year selling prices resulting from lower key raw material costs, and unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation, net sales for the three and nine months ended September decreased 17.2% and 18.5%, respectively, compared to the prior year periods.
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales increased to 24.6% and 24.5% for the third quarter and first nine months of 2009, respectively, compared to 22.4% and 21.9% for the same periods of 2008. The improvement in our 2009 margin percentage was driven by the impact of our aggressive cost reduction initiatives, continued disciplined pricing, and the impact of lower raw material costs.
     The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. In the first nine months of 2009 as compared to the same period of 2008, average resin costs declined approximately 22% in North America and 34% in Europe, as measured by the Chemical Market Associates, Inc. (“CMAI”) index and PLATT’s index, their respective market indices. Over the same period, average selling prices decreased as a result of downward pressure associated with decreases in average resin costs. The period over period net benefit resulting from lower average resin costs offset by average lower selling prices resulted in a 208 basis point improvement in gross margin as a percent of net sales during the nine months ended September 30, 2009 compared to the equivalent period in 2008.
     Although we did realize a year-over-year benefit from lower resin costs in the first nine months of 2009, these costs have steadily increased through the first nine months of 2009 and are expected to continue to increase in the fourth quarter. As a point of reference, resin costs have increased 41% in North America and 51% in Europe through the first nine months of 2009 based on their respective indices. These increases were driven primarily by supplier capacity reductions in response to lower demand.
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
     We have implemented a number of initiatives to generate sustainable improvements in profitability and to respond to the economic weakness that began in 2008 and has continued into 2009. In 2008, we implemented a number of company-wide restructuring programs focused on improving profitability. These programs, which were substantially completed in 2008, included headcount reductions, plant consolidations, and numerous productivity programs to maximize our operating effectiveness. In the first quarter of 2009, we commenced additional restructuring initiatives to further reduce our cost structure by optimizing our organizational structure and our operating processes. As of September 30, 2009, our restructuring initiatives are substantially complete. During the first nine months of 2009 we realized year-over-year cost savings of approximately $37.0 million relating to our 2008 and 2009 cost reduction initiatives.

RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three and nine months ended September 30, 2009 compared to the same period ended September 30, 2008 are summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Three Months Ended September 30,				Price /				Currency
	2009	2008	$ Change	% Change	Mix		Volume		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$128,930	$172,088	$(43,158)	(25.1)%	$(9,055	)(5.3)%	$(27,676	)(16.1)%	$(6,427	)(3.7)%
Specialty Packaging	78,117	93,100	(14,983)	(16.1)%	(2,497	)(2.7)%	(6,317	)(6.8)%	(6,169	)(6.6)%

Total	$207,047	$265,188	$(58,141)	(21.9)%	$(11,552	)(4.4)%	$(33,993	)(12.8)%	$(12,596	)(4.7)%

					Change Attributable to the
					Following Factors
	Nine Months Ended September 30,				Price /				Currency
	2009	2008	$ Change	% Change	Mix		Volume		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$363,107	$520,226	$(157,119)	(30.2)%	$(12,133	)(2.3)%	$(115,448	)(22.2)%	$(29,538	)(5.7)%
Specialty Packaging	225,487	279,500	(54,013)	(19.3)%	(3,105	)(1.1)%	(17,290	)(6.2)%	(33,618	)(12.0)%

Total	$588,594	$799,726	$(211,132)	(26.4)%	$(15,238	)(1.9)%	$(132,738	)(16.6)%	$(63,156	)(7.9)%

Segment Net Sales
     Volume in the Company’s protective packaging segment declined by 16.1% and 22.2% for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008, as depicted in the tables above. The volume decrease for both periods was driven by continued economic weakness in both the North American and European markets, particularly within the industrial, housing and automotive sectors, key markets which are served by this segment.
     Price/mix for the Company’s protective packaging segment reduced net sales by 5.3% and 2.3% for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008, as depicted in the tables above. Price/mix was unfavorable year-over-year in the third quarter due to reduced market pricing driven by increased market competitiveness as a result of the weak economic conditions as well as year-over-year declines in resin costs. Based on market indices, North American resin costs were approximately 22% lower in the nine months ended September 30, 2009 compared to the equivalent 2008 period while European resin costs were 34% lower for the same comparable periods.
     Volume in the Company’s specialty packaging segment decreased by 6.8% and 6.2% for the three and nine month periods ended September 30, 2009 compared to the same periods of 2008, as depicted in the tables above. These volume decreases are primarily the result of the termination of a contract with a significant medical products customer. Excluding volume losses for this one customer, volumes for the three and nine month periods ended September 30, 2009 would have increased $0.2 million and decreased $2.0 million, compared to the same period 2008, respectively.
     While the specialties segment has experienced minor volume declines compared to 2008, adjusting for the loss of the significant customer discussed above, these declines have been less significant as compared to the declines experienced in the protective packaging segment. This is due to the different end markets the two segments serve. Protective packaging primarily serves the industrial, housing, and automotive sectors, while the specialties segment primarily serves the consumer food and medical sectors. The consumer food and medical sectors have experienced less sensitivity to the overall economic weakness as compared to the industrial, housing, and automotive sectors.
     Price/mix for the Company’s specialty packaging segment reduced net sales by 2.7% and 1.1% for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008, as depicted in the tables above. Price/mix was unfavorable year-over-year in the third quarter due to reduced market pricing driven by increased market competitiveness as a result of the weak economic conditions as well as product mix.
Gross Margin
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization), as a percent of net sales, was 24.6% for the three months ended September 30, 2009 compared to 22.4% for the same period of 2008. This increase of 220 basis points was driven by savings resulting from the Company’s aggressive cost reduction initiatives partially offset by lower volume. Savings from the companies cost reduction initiatives resulted in a 451 basis point improvement of gross margin as a percentage of sales. These improvements were offset by the negative impact of lower volumes on gross margin percentage, as certain costs in cost of goods sold are relatively fixed in nature.
     Average resin costs in North America for the three month period ended September 30, 2009 were 22% lower than average resin costs for the same period in 2008 while average resin costs in Europe were 31% lower than average resin prices for the same period of 2008. The benefits resulting from year-over-year resin decreases were in part offset by lower average selling prices.
     Gross margin, as a percent of net sales, was 24.5% for the nine months ended September 30, 2009 compared to 21.9% for the same period of 2008. This increase of 260 basis points was driven by savings resulting from the Company’s aggressive cost reduction initiatives as well as decreased resin and other key commodity costs, partially offset by lower average selling prices and lower volumes. Savings from the Company’s cost reduction initiatives resulted in a 380 basis point improvement of gross margin as a percentage of sales. The net benefit resulting from lower year-over-year average resin costs, partially offset by lower year-over-year average selling prices, resulted in a 208 basis point improvement of gross margin as a percent of sales. Average resin costs in North America for the nine month period ended September 30, 2009 were 22% lower than average resin costs for the same period in 2008 while average resin costs in Europe were 34% lower than average resin prices for the same period of 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased by $2.6 million and $17.3 million for the three and nine months ended September 30, 2009 compared to the same periods of 2008. Excluding the impact of favorable foreign currency translation, selling, general and administrative expenses for the three and nine months ended September 30, 2009 decreased by approximately $1.7 million and $11.6 million, respectively. These decreases were primarily driven by cost savings from our cost reduction program. As a percent of net sales, selling, general and administrative costs increased to 13.8% and 14.1% for the three and nine months ended September 30, 2009, compared to 11.8% and 12.6% for the comparable periods of 2008, due to the lower sales volumes.

Other Operating Expense, net
     For the three and nine months ended September 30, 2009, other operating expense, net totaled $2.3 million and $13.6 million, compared to $4.6 million and $8.5 million in the same periods of 2008, respectively. In 2009 we recorded restructuring charges of $13.9 million, primarily for severance charges relating to headcount reductions and consulting expenses. See Note 9 to the unaudited consolidated financial statements for details regarding our restructuring activity.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased by $1.0 million and $5.4 for the three and nine months ended September 30, 2009, compared to the respective periods of 2008. The decrease in depreciation and amortization expense is due to favorable foreign currency translation resulting from a stronger U.S. dollar in 2009 compared to the same period of 2008 as well as the impact of lower average depreciation rates related to recent capital expenditure additions.
Segment Income
     We measure our segments’ operating performance on the basis of segment EBITDA, defined as net income (loss) before interest, taxes, depreciation, amortization, and restructuring expense and adjusted for other non-cash charges and benefits. See Note 12 to the unaudited consolidated financial statements for a reconciliation of total segment EBITDA to consolidated net loss before income taxes. Segment EBITDA for the relevant periods is as follows:

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Segment:
Protective Packaging	$15,462	$20,271	$(4,809)	(23.7)%
Specialty Packaging	11,363	11,147	216	1.9%

Total segment EBITDA	$26,825	$31,418	$(4,593)	(14.6)%

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(dollars in thousands)
Segment:
Protective Packaging	$42,201	$49,813	$(7,612)	(15.3)%
Specialty Packaging	30,792	33,574	(2,782)	(8.3)%

Total segment EBITDA	$72,993	$83,387	$(10,394)	(12.5)%

     Segment EBITDA for the protective packaging segment declined approximately 23.7% for the three months ended September 30, 2009 compared to the same period of 2008. This decrease was driven by lower volumes, unfavorable year-over-year selling prices, and unfavorable currency. This was partially offset by the results of our cost reduction efforts, which totaled approximately $8.0 million year-over-year for the quarter.
     Segment EBITDA for the protective packaging segment declined approximately 15.3% for the nine months ended September 30, 2009 compared to the same period of 2008. This decrease was driven by decreases in volumes, negative pricing, and unfavorable currency. This was partially offset by our cost reduction efforts (approximately $26 million) and the impact of lower resin costs.

     Segment EBITDA for specialty packaging increased by $0.2 million, or 1.9%, for the third quarter of 2009, but decreased $2.8 million, or 8.3%, for the first nine months of 2009. Excluding the impact associated with the loss of a significant customer we estimate EBITDA for this segment would have increased by $2.1 million, or 18.9%, for the three months ended September 30, 2009 compared to the same period 2008, and would have increased $1.9 million, or 5.5%, for the comparable nine month period.
Interest Expense
     Interest expense for the three and nine months ended September 30, 2009 decreased $4.2 million and $9.2 million compared to the same periods of 2008. The 2009 period reflects the impact of lower U.S. dollar equivalent interest on our euro-denominated debt due to a stronger U.S. dollar in the 2009 period and lower LIBOR and EURIBOR-based rates underlying a portion of our floating rate debt.
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
     In the three months ended September 30, 2009, we recognized a net foreign exchange gain of $0.9 million. The gain in the quarter reflects the relative weakening of the U.S. dollar at the end of September 2009 when we revalued our euro-denominated third-party debt and inter-company loans. For the nine months ended September 30, 2009, we recognized a net foreign exchange gain of $5.8 million, most of which relates to net unrealized foreign exchange gains resulting from the revaluation of our euro-denominated third-party debt and inter-company loans. This compares to the three and nine month periods ended September 30, 2008, in which we recognized a net loss of $9.6 million and $6.6 million, respectively.
Income Tax Expense
     Our effective income tax rate was approximately 10.47% for the nine months ended September 30, 2009, which compares to approximately 17.04% for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the Company’s effective rate was increased from a benefit at the U.S. federal statutory rate of 35% primarily due to establishment of additional valuation allowances taken against losses in certain countries that are not certain to result in future tax benefits. For the same period in 2008, the Company’s effective income tax rate was increased from a benefit at the U.S. federal statutory rate of 35% primarily due to the reasons impacting the nine months ended September 30, 2009.
Net Loss
     For the three months ended September 30, 2009, we generated net loss of $3.3 million, compared to a net loss of $12.0 million in the comparable period of 2008. For the nine months ended September 30, 2009, we generated a net loss of $10.7 million, compared to a net loss of $20.8 million for the same period of 2008. As discussed herein, the 2009 net loss is mainly the result of decreased sales volumes, as well as restructuring charges of $13.9 million.

     LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:

	Nine Months Ended September 30,
	2009	2008
	(dollars in thousands)
Cash provided by operating activities	$41,457	$20,163
Cash used in investing activities	(16,952)	(22,953)
Cash provided (used) in financing activities	32,979	(1,373)
Effect of foreign exchange rate changes	1,539	(788)

Increase (decrease) in cash and cash equivalents	$59,023	$(4,951)

     Operating Activities. Cash provided by operating activities increased by $21.3 million during the nine months ended September 30, 2009 compared to the same period of 2008. This increase is driven primarily by year-over-year gross margin improvement, year-over-year reductions in SG&A costs as well as lower levels of accounts receivable and reduced investment in inventories resulting from lower volumes as well as our initiatives to reduce overall working capital levels.
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
     Investing Activities. Cash used in investing activities totaled $17.0 million for the nine months ended September 30, 2009, a decrease of $6.0 million compared to the same period of 2008. Our primary use of cash for investing activities is for capital expenditures, which totaled $17.6 million in the 2009 period compared to $25.3 million in the 2008 period. Our 2008 capital expenditures were significantly higher due to investments in new printing and laminating equipment related to the expansion of our flexible packaging capacity, as well as significant investments in inflatable machines within our protective packaging businesses to support growth in this area. We expect to leverage the substantial capital expenditures incurred in 2008 and preceding years, which will allow us to significantly reduce our capital spending in 2009.
     Financing Activities. Cash provided in financing activities for the nine months ended September 30, 2009 included proceeds from the revolving credit facility draw of $38.7 million net of payments totaling $4.3 million on our long-term bank debt, net of activity on capital lease debt.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We expect our 2009 capital expenditures to total approximately $20 to $25 million and our 2009 debt service costs to total approximately $53 million. At September 30, 2009, we had cash and cash equivalents of $100.2 million. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents to ensure safety of principal while achieving a satisfactory yield on those funds. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     Our primary source of liquidity will continue to be cash flows from operations, existing cash balances, and our revolving credit facility.
     As of September 30, 2009, the Company had $6.7 million of outstanding letters of credit.
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
     Our senior secured credit facilities also permit us, subject to certain conditions, including the receipt of commitments from lenders, to incur up to $200.0 million (or euro equivalent thereof) of additional term loans (originally $100.0 million prior to the October 5, 2009 senior secured credit facility amendment).
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
     Subject to exceptions and, in the case of asset sale proceeds, reinvestment options, Pregis’s senior secured credit facilities require mandatory prepayments of the loans from excess cash flows, asset sales and dispositions (including insurance and condemnation proceeds), issuances of debt and issuances of equity. On April 29, 2009, the Company made a mandatory prepayment of approximately $3.9 million, on the basis of excess cash flow generated by the Company for the year ended December 31, 2008. On October 5, 2009 the Company prepaid the term loans in full with the proceeds of the €125 million note offering and cash on hand. Mandatory prepayments under our senior secured credit facilities do not result in the permanent reduction of the revolving credit commitments under such facilities, i.e., the prepaid revolving borrowings may be reborrowed immediately thereafter, so long as the conditions to the revolving borrowings have been met.
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

     Pregis’s senior secured credit facilities require that it comply on a quarterly basis with certain financial covenants, including a Maximum Leverage Ratio test and a Minimum Cash Interest Coverage Ratio test. Under the facility, Maximum Leverage Ratio is calculated as net debt (total debt net of cash) divided by Consolidated EBITDA (as defined by the credit facility and is calculated as a rolling twelve months at each quarter end). Under the facility, Minimum Cash Interest Coverage Ratio is calculated as Consolidated EBITDA divided by cash interest expense. In connection with the October 5, 2009 amendment to our senior secured credit facilities, the Maximum Leverage Ratio and Minimum Cash Interest Coverage Ratio covenants were eliminated, and the First Lien Leverage Ratio covenant of 2.0x replaced the Maximum Leverage Ratio covenant. The First Lien Leverage Ratio is calculated as the ratio of (1) net debt that is secured by a first priority lien to (2) Consolidated EBITDA
     The following table sets forth the Maximum Leverage Ratio and Minimum Cash Interest Coverage Ratio as of September 30, 2009 and 2008:

		Ratios
(unaudited)	Covenant	Calculated at September 30,
(dollars in thousands)	Measure	2009	2008
Maximum Leverage Ratio	Maximum of 5.0x(1)	4.8x	4.3x
Minimum Cash Interest Coverage Ratio	Minimum of 1.9x	2.3x	2.3x

Consolidated EBITDA	—	$86,443	$103,304
Total Net Debt (less $5MM base cash) (2)	—	$415,587	$442,891
Cash Interest Expense	—	$37,216	$45,282

(1)	— At September 30, 2008 the Maximum Leverage Ratio covenant measure was 5.5x.

(2)	— Excluded per credit facility
     The Maximum Leverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated EBITDA and increases or decreases in the Company’s net debt. Net debt as used in this ratio is affected primarily by currency translation related to converting its euro-denominated debt into US dollars, changes in debt due to payments and borrowings, and the amount of on-hand cash at each measurement date. The unfavorable decrease in trailing twelve month Consolidated EBITDA was more than offset by favorable currency translation of the Company’s euro-denominated debt positively impacting the Company’s Maximum Leverage Ratio at September 30, 2009 compared to September 30, 2008.
     The Minimum Cash Interest Coverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated EBITDA and increases or decreases in the Company’s cash interest expense (interest expense, excluding amortization of deferred financing fees and discount). Interest expense as used in this ratio is primarily affected by changes in interest rates (LIBOR and EURIBOR) and currency translation related to converting euro based interest expense into US dollars. The favorable impact resulting from lower interest rates, for the comparable twelve month periods ending September 30, 2009 and 2008, was partially offset by the decrease in the Company’s trailing twelve month Consolidated EBITDA over the same period.
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
     Consolidated EBITDA is calculated under the senior secured credit facility for the twelve months ended September 30, 2009 and 2008 as follows:

(unaudited)	Twelve Months Ended September 30,
(dollars in thousands)	2009	2008
Net Income	$(37,613)	$(28,092)

Senior Secured Credit Facility Consolidated Net Income definition add backs:
Non-cash compensation charges	1,344	902
Net after tax extraordinary gains or losses (incl. severance and restructuring charges)	13,251	7,981
Non-cash unrealized currency gains or losses	2,370	7,846
Any FAS 142, 144, 141 impairment charge or asset write off	20,101	403

Consolidated Net Income	$(182)	$(10,960)

Senior Secured Credit Facility Consolidated EBITDA definition add backs:
Interest expense	39,315	48,300
Income tax expense	(3,881)	2,533
Depreciation expense and amortization	46,992	55,797
Fees payable to AEA Investors LP	2,040	1,834
Unusual and non-recurring charges	2,524	9,063
Pro forma EBITDA of acquisitions	—	454
Other	—	427
Adjustment for 5% EBITDA cap limitation for unusual and non-recurring charges		(4,144)

Consolidated EBITDA	$86,443	$103,304

     Pregis’s senior secured credit facilities also include negative covenants, subject to certain exceptions, that restrict or limit Pregis’s ability and the ability of its subsidiaries to, among other things:
•	incur, assume or permit to exist additional indebtedness, guaranty obligations or hedging arrangements,

•	incur liens or agree to negative pledges in other agreements,

•	engage in sale and leaseback transactions,

•	make capital expenditures,

•	make loans and investments,

•	declare dividends, make payments or redeem or repurchase capital stock,

•	in the case of subsidiaries, enter into agreements restricting dividends and distributions,

•	engage in mergers, acquisitions and other business combinations,

•	prepay, redeem or purchase certain indebtedness,

•	amend or otherwise alter the terms of Pregis’s organizational documents, Pregis’s indebtedness and other material agreements,

•	sell assets or engage in receivables securitization,

•	transact with affiliates, and

•	alter the business that Pregis conducts.
     As of September 30, 2009, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
     On October 5, 2009 we amended our senior secured credit facilities. The amendment, among other things:
•	permits our company to engage in certain specified sale leaseback transactions in 2009 and up to $35.0 million of additional sale leaseback transactions through the maturity of the senior secured credit facilities;

•	replaces the maximum leverage ratio covenant of 5.0x under the senior secured credit facilities with the first lien leverage covenant of 2.0x;

•	eliminates the minimum cash interest coverage ratio covenant under the senior secured credit facilities;

•	increases the accordion feature of the term loan portion of the senior secured credit facilities by $100.0 million, allowing our company to borrow up to $200.0 million under the term loan portion of the senior secured credit facilities, subject to certain conditions including receipt of commitments therefore;

•	provides for additional subordinated debt issuances subject to a 2.0x interest coverage ratio; and

•	modifies several other covenants in the senior secured credit facilities to provide our company with more flexibility.
     In October 2009 we used the proceeds of the offering of outstanding notes, together with cash on hand, to repay in full amounts outstanding under the term loans under our senior secured credit facilities. However, the following issuance of the outstanding notes and the use of proceeds thereof and subject to compliance with out senior secured credit facilities, the indenture governing the senior secured floating rate notes will continue to allow us to incur at least $220 million (less amounts then outstanding under the senior secured credit facilities) of debt, including new debt which replaces the term loans repaid with the proceeds of the offering of outstanding notes. If such debt is incurred under the $220 million credit facility basket or in compliance with a 3:1 senior secured leverage ratio, plus an additional $50 million, such debt would constitute first priority lien obligations and could be secured on a first priority basis.
     Senior Secured Floating Rate Notes and Senior Subordinated Notes. On October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “senior secured notes”) and $150 million aggregate principal amount of 12 3/8% senior subordinated notes due 2013 (the “senior subordinated notes”).

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
     On October 5, 2009 Pregis issued €125.0 million aggregate principal amount of additional second priority senior secured floating rate notes due 2013 (the “notes”). The notes bear interest at a floating rate of EURIBOR plus 5.00% per year. Interest on the notes is reset quarterly and payable on January 15, April 15, July 15, and October 15 of each year, beginning on October 15, 2009. The notes mature on April 15, 2013. The notes are treated as a single class under the indenture with the €100.0 million principal amount of our existing second priority senior secured floating rate notes due 2013, originally issued on October 12, 2005. However, the notes do not have the same Common Code or ISIN numbers as the existing notes, are not fungible with the existing notes and will not trade together as a single class with the existing notes. The notes are treated as issued with more than de minimis original issue discount for United States federal income tax purposes, whereas the existing notes were not issued with original issue discount for such purposes.
     The notes and the related guarantees will be second priority secured senior obligations. Accordingly, they will be effectively junior to our and the guarantors’ obligations under our senior secured credit facilities and any other obligations that are secured by first priority liens on the collateral securing the notes or that are secured by a lien on assets that are not part of the collateral securing the notes, in each case, to the extent of the value of such collateral or assets; structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries that are not guarantors; equal in right of payment with the senior secured floating rate notes issued by us in 2005 (the “senior secured notes” and, together with the notes, the “senior secured floating rate notes”); equal in right of payment with all of our and the guarantors’ existing and future unsecured and unsubordinated indebtedness, and effectively senior to such indebtedness to the extent of the value of the collateral; and senior in right of payment to all of our and the guarantors’ existing and future subordinated indebtedness, including the senior subordinated notes issued by us in 2005 and the related guarantees.
     The proceeds from the sale of the notes on October 2009 were used to repay the Term B-1 and Term B-2 indebtedness under our senior secured credit facilities.
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
     As of December 31, 2008, the capital stock of the following subsidiaries of Pregis constituted collateral for the senior secured floating rate notes:

	As of December 31, 2008
	Amount of Collateral
	(Maximum of Book Value
	and Market Value,	Book Value of	Market Value of
Name of Subsidiary	Subject to 20% Cap)	Capital Stock	Capital Stock
Pregis Innovative Packaging Inc.	$27,938,000	$31,200,000	$52,200,000
Hexacomb Corporation	$27,938,000	$32,200,000	$55,700,000
Pregis (Luxembourg) Holding S.àr.l. (66%)	$27,938,000	$20,800,000	$47,300,000
Pregis Management Corporation	$100	$100	$100
     As described above, under the collateral agreement, the capital stock pledged to the senior secured floating rate noteholders constitutes collateral only to the extent that the par value or market value or book value (whichever is greatest) of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured floating rate notes. This threshold is €20,000,000, or, at the December 31, 2008 exchange rate of U.S. dollars to euro of 1.3969:1.00, approximately $27.9 million. As of December 31, 2008, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $31.2 million and $52.2 million, respectively; the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $32.2 million and $55.7 million, respectively; and the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.àr.l. were approximately $20.8 million and $47.3 million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes approximately $27.9 million with respect to the shares of capital stock of each of Pregis Innovative Packaging Inc., Hexacomb Corporation, and Pregis (Luxembourg) Holding S.àr.l. Since the book value and market value of the shares of capital stock of our other domestic subsidiary are each less than the $27.9 million threshold, it is not affected by the 20% clause of the collateral agreement. Because of the amount of capital stock of any subsidiary pledged as collateral cannot exceed 20% of the principal amount of senior secured floating rate notes outstanding, and as a result of the issuance of the outstanding notes on October 5, 2009 the principal amount of senior secured floating rate notes outstanding increased from €100 million to €225 million, the amount of capital stock pledged as collateral for the benefit of holders of the senior secured floating rate notes effectively more than doubled on October 5, 2009 (because the threshold for determining when capital stock of a subsidiary is excluded from the collateral increased from €20 million to €45 million on that date).
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
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2008, the value of the collateral for the senior secured floating rate notes totaled approximately $510.9 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $427.1 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $83.8 million). The collateral value has not changed materially as of September 30, 2009. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
     We are currently exploring opportunities to enter into sale leaseback transactions relating to certain of our real estate properties, including properties in California, New York and Indiana which have been pledged as collateral for the benefit of the holders of certain of our indebtedness, including the outstanding notes and exchange notes offered hereby. If we consummate sale leaseback transactions relating to all or any of such properties, the collateral securing the outstanding notes and the exchange notes will be reduced.

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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended September 30, 2009 and 2008:

		Ratios
(unaudited)	Covenant	Calculated at September 30,
(dollars in thousands)	Measure	2009	2008
Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	2.4x	2.3x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	2.0x	1.7x
Consolidated Cash Flow (“Adjusted EBITDA”)	—	$86,443	$107,448
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	—	$36,624	$45,841
Secured Indebtedness	—	$177,473	$179,207

     The Fixed Charge Coverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated Cash Flow (Adjusted EBITDA) and increases or decreases in the Company’s interest expense (interest expense net of interest income, excluding amortization of deferred financing fees and discount). Interest expense as used in this ratio is primarily affected by changes in interest rates (LIBOR and EURIBOR) and currency translation related to converting euro based interest expense into US dollars. The favorable impact resulting from lower interest rates, for the comparable twelve month periods ending September 30, 2009 and 2008, has been more than offset by the decrease in the Company’s trailing twelve month Consolidated Cash Flow over the same period, resulting in narrowing of the cushion between the minimum covenant measure and the actual ratio.
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
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended September 30, 2009 and 2008 as follows:

(unaudited)	Twelve Months Ended September 30,
(dollars in thousands)	2009	2008
Net loss of Pregis Holding II Corporation	$(37,613)	$(28,092)
Interest expense, net of interest income	39,315	48,300
Income tax (benefit) expense	(3,881)	2,533
Depreciation and amortization	46,992	55,797

EBITDA	44,813	78,538

Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	2,370	7,846
Non-cash stock based compensation expense	1,344	902
Non-cash asset impairment charge	20,101	403
Other non-cash expenses, primarily fixed asset disposals and write-offs	—	427
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severance and related expenses	13,251	12,409
Nonrecurring charges related to acquisitions and dispositions	—	4,512
Other, principally executive management severance and recruiting expenses	2,524	123
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	2,040	1,834

Pro forma earnings and costs savings (4)	—	454

Adjusted EBITDA (“Consolidated Cash Flow”)	$86,443	$107,448

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, (c) a non-cash goodwill impairment charge of $19.1 million recognized in 2008 and trademark impairment charge of $1.0 million and $0.4 million determined pursuant to the

Company’s 2008 and 2007 annual impairment tests, respectively and (d) other non-cash charges that will not result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, including a $3.1 million adjustment in 2007 for third party due diligence and legal costs related to a potential acquisition that was ultimately not consummated, and (c) other unusual and nonrecurring charges, principally executive management severance and recruiting expenses in the September 30, 2008 period.

(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.

(4)	Our indentures also permit adjustments to net income on a pro forma basis for certain cost savings that we expect to achieve with respect to acquisitions or dispositions. Therefore, in the twelve months ended September 30, 2008, we adjusted for approximately $0.5 million relating to pre-acquisition earnings and pro forma cost savings for anticipated synergies relating to the December 2007 acquisition of European honeycomb manufacturer, Besin. There can be no assurance that we will be able to achieve these comparable earnings or estimated savings in the future.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of September 30, 2009, we had availability of $7.2 million on these lines, after considering outstanding trade letters of credit and guarantees totaling $5.8 million.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     In accordance with SFAS No. 142 or ASC 350, the Company assesses the recoverability of goodwill and other indefinite lived intangible assets annually, as of October 1, or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
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
     The Company performed its last annual test of indefinite lived intangible assets, including goodwill, as of October 1, 2008 and determined that a trade name intangible asset associated with its Protective Packaging segment was impaired, due to near-term reduced sales levels. The Company also recorded a non-cash goodwill impairment charge in the fourth quarter of 2008 in a reporting unit within its Specialty Packaging segment. The goodwill impairment was primarily the result of the anticipated loss of a key customer by the reporting unit. The remaining five reporting units had fair values exceeding their carrying values. The range by which the fair values of these reporting units exceeded their carrying values was 8% to 58% as of October 1, 2008. The corresponding carrying values of goodwill for these reporting units ranged from $50 million to $145 million as of October 1, 2008.
     At interim periods, the Company assesses if potential indicators of impairment exist. Among the factors the Company considers as potential indicators of interim impairment are significant adverse changes in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, recent operating losses at the reporting unit level, downward revisions to forecasts, restructuring actions or plans, and industry trends. The Company did not identify any interim indicators of impairment as of September 30, 2009.
     Although the Company determined that there were no indicators of impairment as of September 30, 2009, it is possible that the future occurrence of potential indicators of impairment could require an interim assessment for some or all of the Company’s reporting units prior to its next required annual assessment. In such circumstances, the Company may be required to recognize non-cash impairment charges which could be material to the Company’s consolidated financial position and results of operations. Such non-cash impairment charges would not have a material adverse impact on the Company’s ability to comply with its debt covenants, as such charges are specifically excluded from its covenant calculations.
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
Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of September 30, 2009 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PREGIS HOLDING II CORPORATION
Date: November 13, 2009	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)