Form 10-K
period 2009-12-31
Pregis Holding II CORP
filed 2010-03-25
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 333-130353-04
PREGIS HOLDING II CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-3321581 (I.R.S. Employer Identification No.)

1650 Lake Cook Road Deerfield, Illinois	60015
(Address of Principal Executive Offices)	(Zip Code)
(847) 597-2200
(Registrant’s Telephone Number, including Area Code)
Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange
Title of each class	on which registered
Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Small reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant has no common stock, voting or non-voting, held by non-affiliates.
     There is no public market for the Company’s common stock. There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of December 31, 2009 and as of March 25, 2010.
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
Competitive Strengths
     We believe we are distinguished by the following competitive strengths:
•	Leading Positions in Fragmented Markets. As one of the leading providers of protective packaging products as well as a leading competitor in our target markets in European specialty packaging solutions, we benefit from our broad product offering, scale, expertise in innovation, long standing customer relationships and diverse end-markets. Our specialty packaging businesses focus on non-commodity, specialized niche market segments with deep, collaborative customer relationships, high service expectations and exacting product requirements.

•	Broad Product Offering Combined with Customer-Focused Service. We believe we offer one of the broadest product lines in the packaging industry. Many of our customers tend to purchase multiple packaging products from manufacturers and our ability to bundle products reduces customer cost and simplifies procurement requirements. We also offer highly customized, value-added packaging solutions to attractive markets. Examples of these tailored solutions include customized shapes, customized laminates and other design services. In addition to our broad product line and customized solutions, we provide our customers with levels of quality, lead times, logistics and design services that we believe are among the most competitive in the packaging industry.

•	Advanced, Low-Cost Manufacturing. We benefit from a number of competitive advantages that help us compete effectively in our markets. For example:
•	Manufacturing technologies and capabilities for our products depend on advanced technological know-how. Our advanced manufacturing capabilities allow us to produce unique and compelling products to meet our customers’ needs. For example, our ability to manufacture co-extruded cushioning packaging, polypropylene and polyethylene sheet foam, extruded plank and paper-based products is a significant advantage relative to our competitors, who generally have more limited product offerings. We also believe we are the sole producer of low density polypropylene sheet foam products and one of only two producers of co-extruded bubble cushioning products.

•	We continue to make significant investments in our manufacturing facilities, enabling us to produce higher-value added products, further broaden our product offering and improve profitability. Since the beginning of 2006, Pregis has invested over $100 million in capital expenditures in order to launch new products, restructure our operations, implement advanced manufacturing techniques and make other process improvements. We believe that our facilities are well-capitalized in comparison to many of our competitors

•	Many of the products in our industry are lightweight with an estimated cost-effective shipping radius in the industry of approximately 200 to 400 miles. In addition, many of our customers seek broad geographic coverage and timely, often overnight, deliveries. Our expansive manufacturing and distribution network, which included a network of 45 facilities in 18 countries as of December 31, 2009, allows us to provide our customers with the geographic scale and service levels required to meet their needs. For example, we are the only manufacturer of kraft honeycomb products that can offer a national presence throughout the United States and much of Western Europe.

•	Our ability to procure lower cost raw materials due to our scale, coupled with our efficient manufacturing assets, enables us to maintain a cost structure which we believe to be lower than that of many of our competitors, which helps drive revenue growth and improve profitability.
•	Significant Diversification. Our business is well balanced with a diversified range of product offerings, geographical markets, end-markets and customers. We believe we offer one of the broadest product lines in the packaging industry. Geographically, we primarily serve markets in North America, Europe and, to a lesser extent, other regions of the world. We also benefit from serving a diverse set of end-markets and diverse customer base, with our largest customer representing less than 2% of sales in 2009. We believe this diversity helps reduce overall business risk, enhances our revenue stability and provides us with opportunities for growth resulting from changing customer needs and market trends.

•	Track Record of Customization and Innovation. Our focus on customized solutions is a key factor in our ability to grow by satisfying our customers’ changing needs. Examples of customization include surgical and procedure kits tailored to the needs of a hospital or an individual physician; custom print, decoration and barrier properties in flexible films; custom thermoformed container shapes and closure designs for the foodservice market; and die-cut and application-specific customized products for Protective Packaging’s Hexacomb® product line. The ability to innovate is a key factor in our ability to expand our product lines and meet shifts in market demand. For example, the Protective Packaging segment recently introduced a new family of “green” products to address the growing need for sustainable packaging alternatives. These products include Astro-Bubble® Green, the first air cushioning bubble product made with recycled content. Also included in our sustainable product portfolio are Astro-Bubble® Renew, Absolute EZ-Seam Renew™ (recycled content floor underlayment), Hefty Express® mailers and Jiffy™ Green bubble rolls and mailer products. In addition, we believe our Protective Packaging business is one of only two manufacturers of extruded engineered foam in both North America and Europe and the only producer of polypropylene sheet foam in North America. We believe that our customized and innovative products provide additional value to our customers.

•	Experienced Management Team and Strong Equity Sponsorship. Our senior managers have extensive commercial, manufacturing and finance backgrounds. Our management team has demonstrated its ability to improve our competitive position by successfully developing and executing our global business strategy. Our management team has led the implementation of lean and other productivity programs and significant cost savings initiatives, as well as internal and acquisitive expansion efforts, which position us for future growth and margin expansion. We also benefit from our equity sponsor’s relationships, knowledge of the packaging, specialty chemicals and consumer products industries, and significant investment experience in separating and optimizing carve-out divisions of larger organizations.
Business Strategy
     We are pursuing a business strategy developed to increase revenue and cash flow. The key components of this strategy are:
•	Capitalize on Our Market Position to Grow Sales. We are continuing to use our broad product offering, expansive geographic coverage, advanced manufacturing technologies and leading service levels to drive our growth. We also plan to continue to pursue initiatives that further broaden our product lines in the packaging industry. Our diversity of end-markets and customers, as well as our knowledge of trends and customer preferences, help us identify new business and product opportunities. Our product development teams continue to seek to enhance and expand the use of existing products as well as work collaboratively with our customers to design new products. We are also continuing to focus our efforts on the development of products that can provide immediate value to our customers and meet their performance requirements and quality expectations.

•	Continue Customer-Focused Service. We have successfully differentiated ourselves through a reputation for customer-focused, high quality service. We intend to further enhance our service levels by using our strong relationships with customers and end-users to gain industry and consumer insight into emerging trends and customer preferences. We implement our customer-focused strategy through a regional sales and distribution infrastructure, tailored to fit the needs of our customers and end-markets. The key elements of this strategy require us to develop and maintain long-standing relationships and partnerships with our customers. We have an average relationship of 20 years with our top 10 customer. We intend to continue to use this strategy to capture increased value for our products and services.

•	Maintain Technological Know-How and Low-Cost Manufacturing Position. We have made substantial investments to develop advanced packaging manufacturing technologies, and as a result we have a significant portfolio of industry-leading products and technologies. We continue to invest in advanced manufacturing capabilities and low-cost facilities in order to enable us to produce higher value-added products, further broaden our product offering and improve profitability. Beginning in 2008, through restructuring actions and process redesign, we believe we have permanently lowered our cost position and have removed approximately $78 million of fixed costs from our company

•	Continue to Use Our International Platform. We intend to continue to share products, technologies, manufacturing processes and best practices, and research and development resources across our protective packaging operations in North America and Europe. In addition, we are using this international platform to introduce new products and technologies more efficiently, obtain information on distribution channels and end-markets, and re-deploy manufacturing assets and sales personnel as needed to capitalize on emerging trends in the markets we serve.
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

	Protective Packaging	Specialty Packaging

Products	Protective mailers	Flexible packaging:
	Air-encapsulated cushion products	Bags
	Inflatable airbag systems	Pouches
	Sheet foam	Labels
Engineered foam
	Honeycomb	Rigid packaging:
	Paper packaging systems	Thermoformed foodservice containers
	Foam-in-place	Custom packaging

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
     Specialty Packaging Products
     Flexible Packaging Products
     Films. Films include film-on-the-reel consisting of high quality mono and co-extruded laminated polyethylene films for the fresh, dry and frozen foods, confectionery, hygiene, medical and consumer goods markets, as well as mono, modified atmospheric packaging base and top web clear and colored films with easy peel or fusion seal.
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

Customers
     For the year ended December 31, 2009, on a corporate-wide basis, our top ten customers accounted for approximately 11% of our net sales, with no single customer accounting for more than 2%.
     Protective Packaging
     We sell our protective packaging products to over 10,000 customers across North America and Europe, consisting primarily of distributors, fabricators and direct end-users. The majority of our protective packaging sales are to national and regional distributors who sell a variety of packaging and other industrial products to end-user customers. Our sales to fabricators are driven by engineered foam products, which are converted by fabricators into a wide range of protective packaging shapes, forms and die cuts for designed packages with the precise specifications required by end-users. We believe that packaging is critical to our customers’ packaged goods but accounts for only approximately 3% of our customers’ total product costs.
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
     Our Protective Packaging sales and marketing is organized primarily on a regional basis in North America and a country basis in Europe. In North America, several specialty end-markets, such as agriculture, building products, furniture manufacturing and retail, as well as a small number of key accounts, are covered on a national basis. Our honeycomb products are sold by a dedicated sales force due to the specialized nature of the product offering. In Europe, specialists cover several key accounts in the protective mailer, engineered foam, and inflatable airbag systems product segments. Protective Packaging has also established an extensive distribution network and dedicated sales force in Central and Eastern Europe, as there are currently no other significant distribution networks in the region that provide adequate market access. Our Specialty Packaging businesses address the specialized market segments they serve with both a direct sales force and distributors, utilizing the most effective channels to address their customers’ needs. These businesses’ marketing efforts are led by their sales force and customer service staff and also include an international sales network through dedicated agents in various countries, including the United Kingdom, The Netherlands, Poland and Spain.
Research and Development
     Our product development efforts are an important part of our commitment to customer-focused service and innovative products and technology. Our research and development personnel work closely with customers to enhance existing products and develop new products, as well as to gain insights into emerging trends and customer preferences. We aim to launch a number of new products and applications each year. Our development efforts are focused on new and existing product development, design and enhancement, manufacturing process optimization and material development, all of which reinforce our strong customer relationships and provide support to our sales and marketing teams. For the years ended December 31, 2009, 2008 and 2007, we spent $5.4 million, $5.8 million, and $5.9 million, respectively, on our research and development efforts.
Suppliers and Raw Materials
     Polyethylene, polypropylene, and other plastic resins constitute the primary raw materials used to make our products. We also purchase various other materials, including plastic film, nylon, kraft paper, corrugated products and inks. These materials are generally available from a number of suppliers. Our businesses purchase raw materials in coordination with one another, and we sometimes buy and sell additional quantities of resin, in order to take advantage of volume discounts. In line with industry practice, we have historically attempted to mitigate a portion of the impact of plastic resin price fluctuations by passing through changes in resin prices to customers through a combination of product selling price adjustments, contractual cost pass through mechanisms and/or commercial discussion and negotiation with customers. We cannot give any assurance as to whether we will be able to recover from customers all or any portion of these changes in resin prices. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors—Risks Related to Our Business—Our financial performance is dependent on the cost of plastic resin, the continued availability of resin, and energy costs.”
Backlog
     We did not have a significant manufacturing backlog at December 31, 2009 or 2008. We do not have material long-term contracts with our customers, and the significant majority of our sales orders are filled within a month of receipt. While our backlog is not significantly impacted by any seasonal factors, it is subject to fluctuation given the size and timing of outstanding orders at any point in time. Therefore, our backlog level is not necessarily indicative of the level of future sales.
Competition
     The markets in which we operate are highly competitive on the basis of service, product quality and performance, product innovation and price. There are other companies producing competing products that are substantially larger, are well established and have greater financial resources than we have.
     Our protective packaging products compete with similar products made by other manufacturers and with a number of other packaging products that provide protection against damage to customers’ products during shipment and storage. Through our Protective Packaging segment, we are one of the few suppliers with a broad offering of protective packaging products and a presence in both North America and Europe. The majority of competing producers focus on a specific geography or a narrow product range. For example, our ability to manufacture co-extruded cushioning packaging, polypropylene and polyethylene sheet foam, extruded plank and paper-based products is a significant competitive advantage. Additionally, we are the sole producer of low density polypropylene sheet foam products and the only manufacturer of kraft honeycomb products with a national presence in North America. With a strategic footprint of 22 manufacturing facilities in North America and 14 in Europe as of December 31, 2009, the Protective Packaging segment benefits significantly from an estimated cost-effective shipping radius in the industry of approximately 200 to 400 miles. Our primary competitor in protective packaging is Sealed Air, while we also selectively compete with companies such as Poly Air, FP International and Storopack in North America and Fagerdala, Sansetsu and BFI in Europe.
     Our Specialty Packaging segment has strong positions in its particular areas of focus. For example, our flexible barrier packaging products have strong positions in detergent packaging, fresh food laminates and secondary medical packaging films in Germany. Additionally, we believe we are the second largest producer of disposable operating drapes in Germany and the third largest in Europe (by volume), while we are also a leading supplier of rigid packaging products to the foodservice market in the United Kingdom. The businesses comprising the Specialty Packaging segment compete with a number of national and regional suppliers in each of their key products and end-markets, and there are additional competitive pressures in some markets due to increasing consolidation among our customers.
Employees
     As of December 31, 2009, we had approximately 4,000 total employees worldwide. Our Protective Packaging segment employed approximately 2,390 employees, the majority of which are non-union. There are six collective bargaining agreements in the United States, covering less than 200 employees. Our Specialty Packaging segment employed approximately 1,610 people, substantially all of whom are unionized or otherwise covered by company works councils. In the last three years, we have had no material work stoppages or strikes. We believe our employee relations are good.
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
     The primary raw materials we use in the manufacture of some of our products are various plastic resins, primarily polyethylene, which represented approximately 47% of our 2009 material costs. Our financial performance therefore is dependent to a substantial extent on the plastic resin market.
     The capacity, supply and demand for plastic resins and the petrochemical intermediates from which they are produced are subject to cyclical price fluctuations and other market disturbances, including supply shortages. The majority of the plastic resins used in our U.S. operations are currently supplied by a single source, and the majority of the plastic resins used in our European operations are currently supplied by a different single source. If our primary plastic resin suppliers in the U.S. and Europe were to become unavailable to us, we believe we would be able to obtain plastic resins from other suppliers, though there are a limited number of suppliers who manufacture plastic resins suitable for us. In the event of an industry-wide general shortage of resins used by us, or a shortage or discontinuation of certain types or grades of resin purchased from one or more of our suppliers, we may not be able to arrange for alternative sources of resin. Any such shortage may negatively impact our sales and financial condition and our competitive position versus companies that are able to better or more cheaply source resin. Furthermore, we currently purchase many of our other (non-resin) raw materials from a few key strategic suppliers. In the event of a shortage or discontinuation of such raw materials, we could experience effects similar to those caused by a resin shortage or discontinuation.
     Additionally, we may be subject to significant increases in resin costs that may materially impact our financial condition. Resin costs have fluctuated significantly in recent years and may continue to fluctuate as a result of changes in natural gas and crude oil prices. For full year 2009, resin costs in North America and Europe decreased

16% and 26% respectively compared to the prior year period, as measured by the Chemical Market Associates, Inc. (“CMAI”) index and PLATTS’s index, their respective market indices. However, in the fourth quarter of 2009 these costs were approximately 40% higher compared to the prior year’s quarter. The instability in the world markets for petroleum and in North America for natural gas could quickly affect the prices and general availability of raw materials, which could have a materially adverse impact to us. Due to the uncertain extent and rapid nature of cost increases, we cannot reasonably estimate our ability to successfully recover any cost increases. To the extent that cost increases cannot be passed on to our customers, or the duration of time lags associated with a pass-through becomes significant, such increases may have a material adverse effect on our profitability.
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
     We face significant competition in the sale of our products. We compete with multiple companies with respect to each of our products, including divisions or subsidiaries of larger companies and foreign competitors. Certain of our competitors are substantially larger, are well established and have financial and other resources that are greater than ours and may be better able to withstand more challenging economic conditions. Specifically, our protective packaging products compete with similar products made by other manufacturers and with a number of other packaging products that provide protection against damage to customers’ products during shipment and storage. Our primary competitor in the Protective Packaging segment is Sealed Air, while we also selectively compete with companies such as Poly Air, FP International and Storopack in North America and Fagerdala, Sansetsu and BFI in Europe. Our Specialty Packaging segment competes with a number of national and regional suppliers in each of their key products and end-markets, and there are additional competitive pressures in certain markets due to increasing consolidation among our customers.
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
     The competition we face involves the following key risks:
•	loss of market share;

•	failure to anticipate and respond to changing consumer preferences and demographics;

•	failure to develop new and improved products;

•	failure of consumers to accept our brands and exhibit brand loyalty and pay premium prices; and

•	aggressive pricing by competitors.
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
     We have made significant capital expenditures in our businesses in recent years to improve productivity, quality and service. We spent approximately $25.0 million, $30.9 million, and $34.6 million in capital expenditures in fiscal years 2009, 2008 and 2007. As we grow our businesses, we may have to incur significant additional capital expenditures. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offerings may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.
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
     Our business, financial condition and results of operations could be materially adversely affected by the difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy. These factors, combined with rising energy prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a continuing recession in the United States and globally. The difficult conditions in these markets and the overall U.S. and global economy affect us in a number of ways. For example:
•	Although we believe we have sufficient liquidity through existing cash and equivalents and our revolving credit facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•	Market conditions could cause the counterparties to the derivative financial instruments we use to hedge our exposure to interest rate fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become even more costly as a result of these conditions.

•	Recent market volatility could make it difficult for us to raise capital in the public markets, if we needed to do so.

•	In July 2008, Moody’s revised its ratings on our senior secured floating rate notes from B2 to B3, senior subordinated notes from Caa1 to Caa2, and loans from Ba2 to Ba3. These are our current ratings as of December 2009. If our credit ratings are further downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs would increase.

•	The economic slowdown has decreased demand for our products, resulting in decreased sales volumes. These volume decreases have reduced our revenues and have impacted earnings. There can be no assurance that our sales volumes will increase or stabilize in the future.

•	Market conditions could result in our significant customers experiencing financial difficulties. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due

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
     As of December 31, 2009, our Protective Packaging segment operated 22 manufacturing facilities in North America and 14 in Europe and our Specialty Packaging segment operated 9 manufacturing facilities in Germany, Bulgaria, the United Kingdom and Egypt. We produce substantially all of our products in these facilities, including medical supplies and foodservice products, which require special care to avoid contamination during manufacturing. Unexpected failures of our equipment and machinery, as well as contamination in the clean rooms used to manufacture our hospital supplies and foodservice products, may result in production delays, revenue loss, third party lawsuits and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows.
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
     We have made, and may in the future opportunistically consider, the acquisition of other manufacturers or product lines of other businesses that either complement or expand our existing business, or the divestiture of some of our businesses. We may consider and make acquisitions both in countries that we currently operate in and in other geographies. We cannot assure you that we will be able to consummate any acquisitions or divestitures or that any future acquisitions or divestitures will be able to be consummated at acceptable prices and terms. Acquisitions or divestitures involve a number of special risks, including some or all of the following:
•	the diversion of management’s attention from our core businesses;

•	the disruption of our ongoing business;

•	entry into markets in which we have limited or no experience, including other geographies that we have not previously operated in;

•	the ability to integrate our acquisitions without substantial costs, delays or other problems, which would be complicated by the breadth of our international operations;

•	inaccurate assessment of undisclosed liabilities;

•	the incorporation of acquired product lines into our business;

•	the failure to realize expected synergies and cost savings;

•	the loss of key employees or customers of the acquired or divested business;

•	increasing demands on our operational systems;

•	the integration of information system and internal controls; and

•	possible adverse effects on our reported operating results, particularly during the first several reporting periods after the acquisition is completed.

A small number of stockholders own all of our common stock and control all major corporate decisions.
     AEA Investors controls substantially all of our common stock and has the power to control our affairs and policies. AEA Investors also controls the election of our directors, the appointment of our management and the entering into of business combinations or dispositions and other extraordinary transactions. The directors so elected have the authority, subject to the terms of our indentures and our senior secured credit facilities, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions with respect to our company.
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
     The international scope of our operations may lead to volatile financial results and difficulties in managing our business. We generated approximately 66% of our sales outside the United States for the year ended December 31, 2009; and we may expand our international operations in the future. International sales and operations are subject to a number of risks, including:
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
Our business may be interrupted due to focus on our productivity and cost reduction, and we may not be able to achieve additional significant cost savings as a result of such initiatives.
     Near the end of 2007, we have began implementing productivity and cost reduction initiatives. However, there can be no assurance that we will be able to achieve additional savings from these efforts, at meaningful levels or at all and there can be no assurance that nay projections we make regarding potential cost savings will be accurate.. There are many factors which affect our ability to achieve savings as a result of productivity and cost reduction initiatives, such as difficult economic conditions, increased costs in other areas, the effects of and costs related to newly acquired entities, and mistaken assumptions. In addition, any actual savings may be balanced by incremental costs that were not foreseen at the time of the productivity or cost reduction initiatives. As a result, anticipated savings may not be achieved on the timetable desired or at all. Additionally, while we execute these initiatives to achieve these savings, it is possible that our attention may be diverted from our ongoing operations which may have a negative impact on our ongoing operations.
Under the current SEC rules, our auditors will be required to report for the first time on the effectiveness of the internal controls over financial reporting of our business in our annual report on Form 10-K for 2010.
     Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the rules of the Securities and Exchange Commission promulgated thereunder require subject companies’ annual reports to contain a report of management’s assessment of the effectiveness of internal control over financial reporting and an attestation of our independent registered public accounting firm as to that management report. Under the current SEC rules, our management internal controls report is included within this Form 10-K. Based on current rules set forth by the SEC, our first auditor attestation of the effectiveness of our internal control over financial reporting will be required commencing with our annual report on Form 10-K for 2010.
     Once our auditors are required to report on our internal controls, if our auditors are unable to we could lose investor confidence in the accuracy and completeness of our financial reports.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the instruments governing our indebtedness.
     We have a significant amount of indebtedness. As of December 31, 2009, we had total indebtedness of $502.8 million, which does not include up to an additional $0.6 million that may be borrowed under Pregis’s senior secured revolving credit facility (after giving consideration to $7.4 million in letters of credit outstanding) and $200.0 million that may be borrowed under Pregis’s term loan facilities subject to certain conditions.
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
     At December 31, 2009, we had $353.9 million of variable rate debt. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. We expect our 2010 cash interest expense to be approximately $42.0 million, calculated based on the interest rates and foreign currency exchange rates in effect at December 31, 2009. Each one point increase or decrease in the applicable variable interest rates on Pregis’s senior secured credit facilities and senior secured floating rate notes would correspondingly change our 2010 interest expense by approximately $3.6 million (based on rates in effect at

December 31, 2009). While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
The agreements governing our debt, including the notes and our senior secured credit facilities, contain various covenants that impose restrictions on us that may affect our ability to operate our business.
     Our existing agreements impose and future financing agreements are likely to impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, including a first lien leverage ratio, and limit or prohibit our ability to, among other things:
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
     Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt or prohibit the incurrence of additional indebtedness. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.
We may not generate sufficient cash flow to enable us to fund our liquidity needs.
     We believe that cash flow generated from operations and our existing cash balances will be adequate to meet our obligations and business requirements for the next twelve months. However, there can be no assurance that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized, that existing cash balances will be sufficient, or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, further decline in the overall U.S. and European economies, weakening in our end-markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     Our international corporate headquarters is located in Deerfield, Illinois in a leased facility. We position our manufacturing locations and warehouses in order to optimize access to our customers and distributors. Our Protective Packaging segment operates 22 manufacturing facilities in North America (United States, Canada and Mexico) and 14 in Europe. We have broad reach within Europe, through key facilities located in Belgium, Germany, the Netherlands, Italy, England, Poland and the Czech Republic. We own approximately half of our Protective Packaging facilities, while the rest are leased. Our Specialty Packaging segment produces flexible packaging products at two manufacturing facilities in Germany and one in Egypt, each of which are owned, while its rigid packaging products are produced in three leased facilities within the United Kingdom (one each in England, Scotland and Wales). Its medical supply products are manufactured at owned facilities in Germany and Bulgaria. We also lease other warehouse and administrative space at other locations. We believe the plants, warehouses, and other properties owned or leased by us are well maintained and in good operating condition.
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
ITEM 4. RESERVED
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

ITEM 6. SELECTED FINANCIAL DATA
     The historical financial information as of December 31, 2009, 2008, 2007, 2006 and 2005, and for the years ended December 31, 2009, 2008, 2007 and 2006 and the period from October 13, 2005 to December 31, 2005 has been derived from the audited consolidated financial statements of Pregis Holding II following the Acquisition (the “Successor”). The historical financial data set forth below for the period from January 1, 2005 to October 12, 2005 has been derived from the audited combined financial statements of the business comprising Pregis prior to the Acquisition (the “Predecessor”). You should read this data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

			Successor			Predeccessor
					October 13 to	January 1 To
		Year ended December 31,			December 31,	October 12,
(dollars in thousands)	2009	2008	2007	2006	2005	2005
Statement of Operations:

Net Sales	$801,224	$1,019,364	$979,399	$925,499	$191,602	$678,034

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	609,515	798,690	740,235	713,550	155,716	535,409
Selling, general and administrative	117,048	127,800	137,180	125,944	24,172	87,973
Depreciation and amortization	44,783	52,344	55,799	53,179	10,947	25,195
Goodwill impairment	—	19,057	—	—	—	35,654
Other operating expense, net	14,980	8,146	190	234	(122)	460

Total operating costs and expenses	786,326	1,006,037	933,404	892,907	190,713	684,691

Operating income (loss)	14,898	13,327	45,995	32,592	889	(6,657)
Interest expense	42,604	49,069	46,730	42,535	10,524	2,195
Interest income	(394)	(875)	(1,325)	(246)	(153)	(150)
Foreign exchange loss (gain), net	(6,303)	14,728	(2,339)	(6,139)	(4,787)	(521)
Gain on sale of securities	—	—	—	—	—	(1,228)

Income (loss) before income taxes	(21,009)	(49,595)	2,929	(3,558)	(4,695)	(6,953)
Income tax expense (benefit)	(2,999)	(1,865)	7,708	4,842	(1,286)	1,356

Net loss	$(18,010)	$(47,730)	$(4,779)	$(8,400)	$(3,409)	$(8,309)

Other Data:
Capital expenditures	$25,045	$30,882	$34,626	$28,063	$3,910	$21,906

	Successor
	As of December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Balance Sheet Data (at end of years):
Cash and cash equivalents	$80,435	$41,179	$34,989	$45,667	$54,141
Working capital (1)	103,828	106,346	129,370	121,851	102,752
Property, plant and equipment, net	226,882	245,124	277,398	270,646	265,970
Total assets	730,547	736,376	855,319	797,032	744,206
Total debt (2)	502,834	465,616	477,724	455,317	434,136
Total stockholder’s / owner’s equity	58,792	90,101	153,657	144,260	144,828

(1)	Working capital in the Successor period is defined as current assets, excluding cash, less current liabilities.

(2)	Total debt includes short-term and long-term debt.
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
EXECUTIVE OVERVIEW
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We currently operate 45 facilities in 18 countries, with approximately 4,000 employees world-wide. We sell our products to a wide array of customers, including retailers, distributors, packer processors, hospitals, fabricators and directly to the end-users. Approximately 66% of our 2009 net sales were generated outside of the U.S., so we are sensitive to fluctuations in foreign currency exchange rates, primarily between the euro and pound sterling with the U.S. dollar.
     Demand for protective packaging products has historically grown at a higher rate than the broader economy. Although both the North American and European economies, our primary markets, weakened significantly throughout 2009, we expect the trend of growth rates in excess of the broader economy to continue once the economy recovers prompted by further expansion of internet commerce and mail order catalog sales as well as the increased customization of protective packaging applications in the general industrial, electronics, medical and other industries. Demand for our flexible and rigid packaging products is influenced by increases in consumer demand for convenience products and disposable packaging. Similarly, we expect to see continued growth in the demand for pre-packaged surgical procedure packs and disposable medical products, such as drapes and gowns.
     Our 2009 financial performance was below our initial expectations due to decreased volumes, resulting from the recessionary economic environment in North America and Europe, lower year-over-year selling prices resulting from the weak market conditions as well as lower key raw material costs, and unfavorable foreign currency translation. Despite these challenging conditions, we still generated solid earnings and positive cash flow and implemented a number of cost reduction initiatives which will continue to benefit our business going forward. We generated 2009 net sales totaling $801.2 million, representing a decrease of $218.1 million, or 21.4%, from our 2008 net sales of $1,019.4 million. Excluding the impact of unfavorable foreign currency translation, resulting from a stronger euro and pound sterling to the U.S. dollar on average during the year, our 2009 net sales declined by 16.1% compared to 2008.
     Our 2009 gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales was 23.9% compared to 21.6% for 2008. The improvement in our 2009 margin percentage was driven by the impact of our aggressive cost reduction initiatives, continued disciplined pricing, and the impact of lower raw material costs, partially offset by the impact of lower year-over-year selling prices. Approximately 77% of our annual sales come from products made from various types of plastic resins, principally polyethylene and polypropylene. As a result, our operations are highly sensitive to fluctuations in the costs of plastic resins.
     In 2009 average resin costs declined approximately 16% in North America and 26% in Europe, as measured by the CMAI index and PLATTS’s index, their respective market indices, compared to 2008. Our average selling prices decreased in 2009 as a result of downward pressure associated with decreases in average resin costs. The period over period net benefit resulting from lower average resin costs offset by average lower selling prices resulted in a 57 basis point improvement in gross margin as a percentage of net sales for the year ended December 31, 2009 as compared to the equivalent period of 2008.
     Although we did realize a modest year-over-year benefit from lower resin costs in 2009, these costs steadily increased throughout the year. Resin costs have continued to increase in the first quarter of 2010 and are expected to continue to increase. As of December 31, 2009, resin costs rose approximately 40% in both North America and Europe since December 31, 2008. These increases were driven primarily by supplier capacity reductions in response to lower demand as well as increased input costs.
     While both of our segments experienced sales declines due to the overall weak economic climate, the declines in the specialty packaging segment have not been as significant as those experienced in the protective packaging segment. The Specialty Packaging segment serves the consumer food and medical markets, which to date have experienced less sensitivity to the economic weakness than the industrial markets that the Protective Packaging segment serves.
     We have implemented a number of initiatives to generate sustainable improvements in profitability and to respond to the economic weakness that began in 2008 and has continued into 2009. In 2008, we implemented a number of company-wide restructuring programs focused on improving profitability. These programs, which were substantially completed in 2008, included headcount reductions, plant consolidations, and numerous productivity programs to maximize our operating effectiveness. In the first quarter of 2009, we commenced additional restructuring initiatives to further reduce our cost structure by optimizing our organizational structure and our operating processes. As of December 31, 2009, our restructuring initiatives are substantially complete. In 2009, we realized year-over-year cost savings of approximately $46 million relating to our 2009 and 2008 cost reduction initiatives.
RESULTS OF OPERATIONS
Net Sales

Change Attributable to the
Following Factors
Year ended December 31,	Price /	Currency
2009	2008	$ Change	% Change	Mix	Volume	Acquisitions	Translation
2009 versus 2008	$801,224	$1,019,364	$(218,140)	(21.4)%	$(33,354)	(3.2)%	$(131,055)	(12.9)%	$—	0.0%	$(53,731)	(5.3)%

2008	2007
2008 versus 2007	$1,019,364	$979,399	$39,965	4.1%	$16,079	1.6%	$(27,215)	(2.7)%	$28,869	2.9%	$22,232	2.3%
     Our 2009 net sales decreased by 21.4% compared to 2008, driven by decreased volumes resulting from the recessionary economic environment in North America and Europe, lower year-over-year selling prices resulting primarily from lower key raw material costs, and unfavorable foreign currency translation.
     Our 2008 net sales increased by 4.1% compared to 2007, driven by the benefit of selling price increases, favorable foreign currency, and incremental sales from acquisitions, offset in part by lower volumes.
     A discussion of net sales by reportable segment is included in the Review of Business Segments section of this Management’s Discussion and Analysis.
Cost of sales, excluding depreciation and amortization

	2009	2008	2007
Cost of sales, excluding depreciation and amortization	$609,515	$798,690	$740,235
Gross margin %	23.9%	21.6%	24.4%
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales increased by 230 basis points to 23.9% in 2009 compared to 2008. The improvement in our 2009 margin percentage was driven by the impact of our aggressive cost reduction initiatives, continued disciplined pricing, and the impact of lower raw material costs, partially offset by the impact of lower year-over-year selling prices.
     Gross margin as a percentage of net sales decreased by 280 basis points to 21.6% in 2008 compared to 2007. Our 2008 gross margin was impacted by increased costs of resin, fuel, and other raw materials, as well as significant volume declines in the Protective Packaging segment, particularly in the fourth quarter. Although resin prices declined in the fourth quarter of 2008, our underlying raw material costs steadily increased through September 2008, which narrowed the spread between our year-over-year sales prices and material costs, causing our gross margin as a percentage of net sales to decrease on a year-over-year basis. Our margins benefitted from selling price increases implemented in the third quarter and cost savings from our various cost reduction and productivity initiatives; however, these benefits were not sufficient to offset the increased costs of raw materials and the impact of reduced sales volumes.

Selling, general and administrative

	2009	2008	2007
Selling, general and administrative	$117,048	$127,800	$137,180
As a percent of net sales	14.6%	12.5%	14.0%
     Selling, general and administrative expenses (SG&A) decreased by $10.8 million, or 8.4%, in 2009 compared to 2008. Excluding the impact of favorable foreign currency translation, SG&A expenses decreased by approximately $6.6 million. These decreases were primarily driven by cost savings from our cost reduction program. As a percent of net sales, SG&A increased by 210 basis points to 14.6% driven by lower sale volumes.
     SG&A decreased by $9.4 million, or 6.8%, in 2008 compared to 2007. Adjusting 2008 SG&A for the impact of unfavorable foreign currency translation (approximately $2.8 million) and incremental expenses from recent acquisitions (approximately $4.0 million), and adjusting 2007 SG&A by $3.1 million for the write-off of third party due diligence and legal costs related to a potential acquisition that was ultimately not consummated, our 2008 SG&A decreased $13.1 million compared to 2007. As a percent of net sales, SG&A declined by 150 basis points to 12.5%, reflecting cost savings from headcount reductions and other expense reductions resulting from our cost reduction initiatives.
Depreciation and Amortization

	2009	2008	2007
Depreciation and Amortization	$44,783	$52,344	$55,799
Change compared to prior year	(7,561)	(3,455)	—
	(14.4)%	(6.2)%
     Depreciation and amortization expense (D&A) declined $7.6 million, or 14.4%, in 2009 compared to 2008. The decrease in depreciation and amortization expense is due to favorable foreign currency translation resulting from a stronger U.S. dollar in 2009 compared to the same period of 2008 as well as the impact of lower average depreciation rates related to recent capital expenditure additions.
     D&A declined $3.5 million, or 6.2%, in 2008 compared to 2007. This decrease was the result of longer lives associated with recent additions which more than offset the increases resulting from foreign currency translation.
Goodwill Impairment
     We performed our annual goodwill impairment test during the fourth quarter 2009 and determined that no impairment to goodwill exists.
     In 2008, the initial step of our impairment test indicated the potential for impairment in one of the reporting units included within our Specialty Packaging segment, due to the anticipation of a significant reduction in future revenue from a customer that had historically comprised a material portion of the reporting unit’s annual revenues. We performed the second step of the goodwill impairment test and determined that an impairment of goodwill existed. Accordingly, we recorded a non-cash goodwill impairment charge of $19.1 million in the fourth quarter of 2008.

Other Operating Expense, Net

	2009	2008	2007
Severance and restructuring	$15,207	$9,321	$2,926
Curtailment gain	—	(3,736)	—
Trademark impairment	194	1,297	403
Insurance settlement	(53)	—	(2,873)
Other, net	(368)	1,264	(266)

	$14,980	$8,146	$190

     Other operating expense, net includes other activity incidental to our operations, such as restructuring expenses, impairment losses, and gains or losses on sale of operating fixed assets.
     In 2009, other operating expense includes restructuring charges of $15.2 million, primarily for severance charges relating to headcount reductions and consulting expenses. See Note 15 to the consolidated financial statements for details regarding our restructuring activities.
     In 2008, other operating expense (income) includes restructuring charges of $9.3 million, primarily for severance charges relating to headcount reductions driven by our cost reduction initiatives, including a plan approved in the third quarter to close one of our European plants and consolidate its operations into other existing facilities. In 2007, other operating expense (income) includes a reserve of $2.9 million established primarily within the Specialty Packaging segment for severance and related costs arising from a plan to restructure its Warburg, Germany workforce which was implemented in 2008. See Note 15 to the audited consolidated financial statements contained in Pregis Holding II’s Form 10-K for the year ended December 31, 2008 incorporated herein by reference for details regarding our restructuring activities.
Operating Income

	2009	2008	2007
Operating income	$14,898	$13,327	$45,995
Change compared to prior year	1,571	(32,668)	—
	11.8%	(71.0)%
     Operating income in 2009 increased $1.6 million compared to 2008. For the full year, 2009 operating income, adjusted for restructuring charges and unfavorable foreign currency translation, was $31.2 million. This compares to adjusted operating income of $38.0 million for 2008. The 2008 adjustments are for goodwill impairment charge of $19.1 million, restructuring activity of $9.3 million, and a related curtailment gain of $3.7 million. For the year, the decrease in adjusted operating income was primarily the result of lower year-over-year sales volumes, partially offset by the Company’s aggressive cost reduction initiatives and lower material costs.
     Operating income in 2008 decreased $32.7 million, or 71.0%, compared to 2007. The decline in operating income is due to the impact of higher raw material costs and lower sales volumes, as well as the goodwill impairment charge and additional restructuring charges, partially offset by the benefits of our cost reduction initiatives and lower selling, general and administrative expenses and depreciation and amortization.

Interest Expense

	2009	2008	2007
Interest expense	$42,604	$49,069	$46,730
Change compared to prior year	(6,465)	2,339	—
	(13.2)%	5.0%
     Interest expense in 2009 decreased $6.5 million, or 13.2%, compared to 2008. The 2009 interest expense reflects the impact of lower U.S. dollar equivalent interest on our euro-denominated debt due to a stronger U.S. dollar in the 2009 period and lower LIBOR and EURIBOR-based rates underlying a portion of our floating rate debt. This was partially offset by the write-off of the deferred financing fees related to the refinancing of the Term B1 and B2 notes of $2.7 million. The interest rate swap had a negative impact to interest expense. The Company established an interest rate swap arrangement in order to maintain its targeted ratio of variable-rate versus fixed rate debt in the notional amount of 65 million euro. It exchanged EURIBOR-based floating rates to a fixed rate over the period of October 1, 2008 to April 15, 2011. For the year ended December 31, 2009, our interest expense increased by $2.0 million on the basis of settlements from the swap arrangements, compared to a reduction of $1.0 million for the year ended December 31, 2008.
     Interest expense in 2008 increased $2.3 million, or 5%, compared to interest expense in 2007. In the third quarter, we terminated an interest rate swap arrangement due to counterparty default, as discussed in Note 9 to the financial statements. Given the uncertainty of collecting the amount owed to us from the counterparty of approximately $1.3 million, a reserve was established for this amount against interest expense. In addition, 2008 interest expense reflects the impacts of higher U.S. dollar equivalent interest on our euro-denominated debt due to a stronger euro relative to the U.S. dollar on average during 2008 and higher EURIBOR-based rates underlying a portion of our floating rate debt, partially offset by the positive impact from the interest rate swap agreement received prior to its termination. For the year ended December 31, 2008, we reduced our interest expense by $1.0 million on the basis of settlements from the swap arrangements, compared to a reduction of $0.6 million for the year ended December 31, 2007.
Foreign Exchange Loss (Gain), Net

	2009	2008	2007
Foreign exchange loss (gain), net	$(6,303)	$14,728	$(2,339)
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
     In 2009, we recognized net foreign exchange gain of $6.3 million, reflecting the strengthening of the U.S. dollar on the revaluation of our euro-denominated third-party debt and inter-company loans, as well as the strengthening of the pound sterling compared to the euro as it relates to that portion of the intercompany debt.
     This compares to the years ended December 31, 2008 and 2007, in which we recognized net foreign exchange losses of $14.7 million and gains of $2.3 million, respectively.

Income Tax Expense (Benefit)

	2009	2008	2007
Income tax expense (benefit)	$(2,999)	$(1,865)	$7,708
Effective tax rate	14.3%	3.8%	263.2%
     In 2009, although we generated a $21.0 million pre-tax loss for book purposes, our effective rate was increased from a benefit at the U.S. statutory rate of 35% to a benefit of 14.3%, primarily due to the establishment of additional valuation allowances taken against losses in certain countries that are not certain to result in future tax benefits, and foreign tax rate differentials.
     In 2008, although we generated a significant net loss for book purposes, our effective tax rate was increased from a benefit at the U.S. federal statutory rate of 35% to a benefit of only3.8% primarily due to the establishment of additional valuation allowances taken against losses in certain countries that are not certain to result in future tax benefits (20 percentage point increase) and foreign tax rate differentials (8 percentage point increase).
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
Net Loss
     As a result of the factors discussed previously, we generated a net loss of $18.0 million in 2009, compared to a net loss $47.7 million in 2008 and a net loss of $4.8 million 2007.
REVIEW OF BUSINESS SEGMENTS
     Net Sales – 2009 vs. 2008
     The key factors that contributed to the decrease in 2009 net sales were as follows:

					Change Attributable to the
					Following Factors
	Year ended December 31,				Price /				Currency
	2009	2008	$ Change	% Change	Mix		Volume		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$497,144	$661,976	$(164,832)	(24.9)%	$(28,154)	(4.3)%	$(110,567)	(16.7)%	$(26,111)	(3.9)%
Specialty Packaging	304,080	357,388	(53,308)	(14.9)%	(5,200)	(1.5)%	(20,488)	(5.7)%	(27,620)	(7.7)%

Total	$801,224	$1,019,364	$(218,140)	(21.4)%	$(33,354)	(3.2)%	$(131,055)	(12.9)%	$(53,731)	(5.3)%

     For the year ended December 31, 2009, net sales of our Protective Packaging segment totaled $497.1 million, representing a decrease of $164.8 million, or 24.9%, compared to net sales of $662.0 million for the year ended December 31, 2008. The decrease in net sales was primarily due to lower sales volumes. Sales volume in the Company’s Protective Packaging segment declined by 16.7% for the year ended December 31, 2009 compared to the same period in 2008, as depicted in the table above. The volume decrease was driven by economic weakness in both the North American and European markets, particularly within the industrial, housing and automotive sectors, key markets which are served by this segment.
     Price/mix for the Company’s Protective Packaging segment reduced net sales by 4.3% for the year ended December 31, 2009 compared to the same period in 2008. Price/mix was unfavorable year-over-year due to reduced market pricing resulting from year-over-year declines in resin costs in the first nine months of 2009.
     Volume in the Company’s Specialty Packaging segment decreased by 5.7% for the year ended December 31, 2009 compared to the same periods of 2008. The volume decline was primarily the result of the termination of a contract with a significant medical products customer. Excluding volume related to this one customer, volume for the year ended December 31, 2009 would have decreased $1.1 million compared to 2008.
     While the Specialty Packaging segment experienced minor volume decreases compared to 2008, after adjusting for the loss of the significant customer discussed above, these decreases have been less significant as compared to those experienced in the Protective Packaging segment. This is primarily due to the different end-markets the two segments serve. Protective Packaging primarily serves the industrial, housing, and automotive sectors, while the Specialty Packaging segment primarily serves the consumer food and medical sectors. The consumer food and medical sectors have experienced less sensitivity to the overall economic weakness as compared to the industrial, housing, and automotive sectors.
     Price/mix for the Company’s Specialty Packaging segment reduced net sales by 1.5% for the year ended December 31, 2009 compared to the same period in 2008. Price/mix was unfavorable year-over-year due primarily to reduced market pricing driven by increased market competitiveness as a result of the weak economic conditions.
Net Sales – 2008 vs. 2007
     The key factors that contributed to the increase in 2008 net sales were as follows:

					Change Attributable to the
					Following Factors
	Year ended December 31,				Price /						Currency
	2008	2007	$ Change	% Change	Mix		Volume		Acquisitions		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$661,976	$636,939	$25,037	3.9%	$17,111	2.7%	$(32,719)	(5.1)%	$28,869	4.5%	$11,776	1.8%
Specialty Packaging	357,388	342,460	14,928	4.4%	(1,032)	(0.3)%	5,504	1.5%	—	0.0%	10,456	3.2%

Total	$1,019,364	$979,399	$39,965	4.1%	$16,079	1.6%	$(27,215)	(2.8)%	$28,869	2.9%	$22,232	2.3%

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
Segment Income
     We measure our segment’s operating performance on the basis of segment EBITDA, which is calculated internally as net income before interest, taxes, depreciation, amortization, restructuring expense and adjustments for other non-cash charges and benefits. See Note 18 to the consolidated financial statements for a reconciliation of total segment EBITDA to consolidated income (loss) before income taxes. Segment EBITDA for the relevant periods is as follows:

	Year ended December 31,
	2009	2008	2007
		(dollars in thousands)
Segment:
Protective Packaging	$52,561	$61,166	$80,328
Specialty Packaging	41,339	42,523	48,608

Total segment EBITDA	$93,900	$103,689	$128,936

     On a consolidated basis, approximately $(6.8) million and $2.0 million of the segment EBITDA growth in 2009 and 2008 in relation to the prior years was due to the favorable/(unfavorable) foreign currency impact from translating our foreign operations.
Segment Income – 2009 vs. 2008
     For the year ended December 31, 2009, the Protective Packaging segment’s EBITDA totaled $52.6 million, representing a decrease of $8.6 million, or 14.1%, compared to EBITDA of $61.2 million for the year ended December 31, 2008. The decline was driven by lower sales volumes due to the weakened U.S. and European economic environments, unfavorable year-over-year selling prices, and unfavorable currency. This was partially offset by the results of our cost reduction efforts, which totaled approximately $33.0 million for the year ended December 31, 2009.

     For the year ended December 31, 2009, the Specialty Packaging segment’s EBITDA totaled $41.3 million, representing a decrease of $1.2 million, or 2.8%, compared to EBITDA of $42.5 million for the year ended December 31, 2008. Excluding the impact associated with the loss of a significant medical customer we estimate EBITDA for this segment would have increased $5.3 million, or 12.5%, driven by the impact of our cost reduction initiatives.
Segment Income – 2008 vs. 2007
     For the year ended December 31, 2008, the Protective Packaging segment’s EBITDA totaled $62.8 million, representing a decrease of $19.2 million, or 23.9%, compared to EBITDA of $80.3 million for the year ended December 31, 2007. The decline was due to increased resin and other raw material costs as well as lower sales volumes due to the weakened U.S. and European economic environments. These declines were partially offset by the benefits realized from our cost reduction initiatives and our selling price increases. Due to the typical lag in achieving selling price increases in response to higher raw material costs, we were not able to fully recover the higher raw material costs by the end of 2008.
     For the year ended December 31, 2008, the Specialty Packaging segment’s EBITDA totaled $42.5 million, representing a decrease of $6.1 million, or 12.5%, compared to EBITDA of $48.6 million for the year ended December 31, 2007. The segment’s EBITDA declined principally due to higher raw material costs and a competitive pricing environment which made it difficult to recover the higher costs. The segment also achieved significant benefit from cost savings initiatives which helped to mitigate the higher raw material costs.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Summary
     Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007, are summarized as follows:

	Year ended December 31,
	2009	2008	2007
		(dollars in thousands)
Cash provided by operating activities	$25,617	$39,654	$51,175
Cash used in investing activities	(13,429)	(28,541)	(61,978)
Cash provided by (used in) financing activities	26,135	(2,008)	(2,847)
Effect of foreign exchange rate changes	933	(2,915)	2,972

Increase (decrease) in cash and cash equivalents	$39,256	$6,190	$(10,678)

     Cash generated by operating activities totaled $25.6 million, $39.7 million and $51.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash provided by operating activities decreased by $14.0 million in 2009 compared to 2008. This decrease is driven primarily by cash payments for restructuring, $18.8 million in 2009 versus $6.9 million in 2008. This was partially offset by lower levels of accounts receivable and reduced investment in inventories resulting from lower volumes as well as our initiatives to reduce overall working capital levels.
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
     Cash provided by operating activities decreased $11.5 million in 2008 compared to 2007 primarily due to the lower earnings generated in 2008. Additionally, while we generated more cash through the reduction of working capital in 2008, this was somewhat offset by higher payouts of 2007 bonuses which were paid in 2008. Cash provided by operating activities in 2007 increased $28.5 million compared to 2006, primarily due to the higher earnings generated in 2007. Additionally, cash generated by operating activities in 2006 was reduced by approximately $9.0 million, which we paid to Pactiv and other vendors to settle amounts which had accumulated at 2005 year-end for payroll administered by Pactiv and other services related to the Acquisition.
     Cash used in investing activities totaled $13.4 million, $28.5 million and $62.0 million for the years ended December 31, 2009, 2008 and 2007. In 2009, cash used in investing activities totaled $13.4 million primarily for capital expenditures, which totaled $25.0 million which was partially offset by proceeds from a sales leaseback transaction of $11.6 million. In 2008, cash used in investing activities was used primarily to fund capital expenditures of $30.9 million, offset by proceeds on minor disposals of fixed assets and insurance proceeds of $3.2 million used to replace a printing machine which had been destroyed by a fire. Additionally, in 2008 we funded final purchase price adjustments and acquisition costs of approximately $1.0 million relating to the Besin acquisition made in 2007. We spent $28.8 million in 2007 for both the Besin and Petroflax acquisitions. The 2007 cash used for investing activities also included $34.6 million for capital expenditures. In both 2008 and 2007, we made significant investments in inflatable machines within our protective packaging businesses. In 2007 we also converted a portion of our rigid packaging extrusion capacity to APET from PVC and expanded of our flexible packaging capacity with new printing and laminating equipment.
     Cash provided by (used in) financing activities totaled $26.1 million, $(2.0) million and $(2.8) million for the years ended December 31, 2009, 2008 and 2007. In these years, the primary financing use of cash has been to fund the scheduled principal payments under our debt obligations. In 2009, cash provided by financing activities included proceeds from the revolving credit facility draw of $42.0 million , the issuance of the 2009 senior secured floating rate notes of $172.2 million , offset by the retirement of our Term B1 and B2 notes of $(177.0) million. In 2007, we also paid financing costs related to the registration of our 2005 senior secured floating rate notes and subordinated notes and a technical amendment to our debt agreements.

Contractual Obligations
     Our primary contractual cash obligations as of December 31, 2009 are summarized in the table below.

							2015 and
	Total	2010	2011	2012	2013	2014	beyond
Debt obligations:
Principal	$514,110	$—	$42,000	$—	$472,110	$—	$—
Interest (1)	136,758	37,895	37,895	37,790	23,178	—	—

Total debt obligations	650,868	37,895	79,895	37,790	495,288	—	—

Operating lease obligations	79,408	14,169	10,805	7,778	5,992	5,451	35,213
Capital lease obligations	578	300	278
Purchase obligations (2)	—	—	—	—	—	—	—

Total	$730,854	$52,364	$90,978	$45,568	$501,280	$5,451	$35,213

(1)	Represents estimated cash interest expense on borrowings outstanding as of December 31, 2009, without giving effect to any interest rate hedge arrangements. Interest on floating rate debt was estimated using the index rates in effect as of December 31, 2009.

(2)	This table does not include information on our recurring purchases of materials for use in production, as our raw material purchase contracts typically do not require fixed or minimum quantities.
     Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $5.5 million of unrecognized tax benefits as of December 31, 2009 has been excluded from the table above. Of this amount, $3.4 million is subject to indemnification under the Stock Purchase Agreement with Pactiv and would therefore be reimbursed if the Company is required to settle these amounts in cash. See Note 13 to the consolidated financial statements included elsewhere within this report.
     Our contractual obligations and commitments over the next several years are significant. In addition to our contractual obligations noted above, we will also require cash to make capital expenditures, pay taxes, and make contributions under the defined benefit pension plans covering certain of our European employees. We incur capital expenditures for the purpose of maintaining and replacing existing equipment and facilities, and from time to time, for facility expansion. Our capital expenditures totaled $25.0 million, $30.9 million and $34.6 million for the years ended December 31, 2009, 2008 and 2007, respectively, and we expect our 2010 capital expenditures to total approximately $25 to $30 million. We paid taxes of $4.3 million, $1.4 million and $3.8 million during 2009, 2008 and 2007, respectively, net of amounts repaid by Pactiv under the terms of the indemnity agreement. We contributed approximately $3.0 million annually to our defined benefit plans in each of the last three years and expect to contribute approximately $2.0 million during 2010, which is reduced due to the curtailment within our Netherlands pension plan. We are also paying an annual management fee of $1.5 million, plus reasonable out-of-pocket expenses, to AEA Investors LP for advisory and consulting services provided to us under the terms of a management agreement.
     Our principal source of liquidity will continue to be cash flows from operations, existing cash balances, as well as borrowings available to us under a $50 million revolving credit facility. As of December 31, 2009, the Company had drawn $42.0 million under the revolving credit facility after reduction for $7.4 million in outstanding letters of credit.
     To the extent that we generate cash in excess of that needed to fund our requirements as discussed above, we presently expect that such excess cash would be used to invest in the business with any additional excess used to pay down principal on our credit facilities.

     Long-term Liquidity. We believe that cash flow generated from operations, existing cash balances, and our borrowing capacity will be adequate to meet our obligations and business requirements for the next twelve months. There can be no assurance, however, that our business will generate sufficient cash flows from operations, that anticipated operating improvements will be realized or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, a further decline in the overall U.S. and European economies, weakening demand in our end-markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other items discussed in detail under Item 1A, “Risk Factors” may also significantly impact our liquidity.
     Senior Secured Credit Facilities. In connection with the Acquisition on October 13, 2005, Pregis entered into senior secured credit facilities which provided for a revolving credit facility and two term loans: an $88.0 million term B-1 facility and a €68.0 million term loan B-2 facility. The term loans were repaid in full in October 2009. The revolving credit facility matures in October 2011 and provides for borrowings of up to $50.0 million, a portion of which may be made available to the Company’s non-U.S. subsidiary borrowers in euros and/or pounds sterling. The revolving credit facility also includes a swing-line loan sub-facility and a letter of credit sub-facility. The revolving credit facility bears interest at a rate equal to, at the Company’s option, (1) an alternate base rate or (2) LIBOR or EURIBOR, plus an applicable margin of 0.375% to 1.00% for base rate advances and 1.375% to 2.00% for LIBOR or EURIBOR advances, depending on the leverage ratio of the Company, as defined in the credit agreement. In addition, the Company is required to pay an annual commitment fee of 0.375% to 0.50% on the revolving credit facility depending on the leverage ratio of the Company, as well as customary letter of credit fees.
     Our senior secured credit facilities also permit us, subject to certain conditions, including the receipt of commitments from lenders, to incur up to $200.0 million (or euro equivalent thereof) of additional term loans (originally $100.0 million prior to the October 5, 2009 senior secured credit facility amendment).
     Subject to exceptions and, in the case of asset sale proceeds, reinvestment options, Pregis’s senior secured credit facilities require mandatory prepayments of the loans from excess cash flows, asset sales and dispositions (including insurance and condemnation proceeds), issuances of debt and issuances of equity. On October 5, 2009, the Company prepaid the term loans in full with proceeds of a €125.0 million note offering and cash on hand. Mandatory prepayments under our senior secured credit facilities do not result in the permanent reduction of the revolving credit commitments under such facilities, i.e., the prepaid revolving borrowings may be reborrowed immediately thereafter, so long as the conditions to the revolving borrowings have been met.
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
     Pregis’s senior secured credit facilities require that it comply on a quarterly basis with a First Lien Leverage Ratio test. In connection with the October 5, 2009 amendment to our senior secured credit facilities, the Maximum Leverage Ratio and Minimum Cash Interest Coverage Ratio covenants were eliminated, and the First Lien Leverage Ratio covenant of 2.0x replaced the Maximum Leverage Ratio covenant. The First Lien Leverage Ratio is calculated as the ratio of (1) net debt that is secured by a first priority lien to (2) Consolidated EBITDA.

     The following table sets forth the First Lien Leverage Ratio as of December 31, 2009 and 2008:

		Ratios
(unaudited)	Covenant	Calculated at December 31,
(dollars in thousands)	Measure	2009		2008
First Lien Leverage Ratio	Maximum of 2.0x	—		1.44x

Consolidated EBITDA	—	$85,359		$98,100
Net Debt Secured by First Priority Lien	—	$(32,857	)*	$140,863

*	Net Debt is negative as cash on hand exceeds first lien secured debt.
     As used in the calculation of First Lien Leverage Ratio, Consolidated EBITDA is calculated by adding Consolidated Net Income (as defined by the facility), income taxes, interest expense, depreciation and amortization, other non-cash items reducing Consolidated Net Income that do not represent a reserve against a future cash charge, costs and expenses incurred with business acquisitions, issuance of equity interests permitted by the terms of the loan documents, the amount of management, consulting, monitoring, transaction, and advisory fees and related expenses paid to AEA, and unusual and non-recurring charges (including, without limitation, expenses in connection with actual and proposed acquisitions, equity offerings, issuances and retirements of debt and divestitures of assets, whether or not any such acquisition, equity offering, issuance or retirement or divestiture is actually consummated during such period that do not exceed, in the aggregate, 5% of EBITDA for such period).
     Consolidated EBITDA is calculated under the senior secured credit facility for the twelve months ended December 31, 2009 and 2008 as follows:

(unaudited)	Twelve Months Ended December 31,
(dollars in thousands)	2009	2008
Net Income	$(18,010)	$(47,730)

Senior Secured Credit Facility Consolidated Net Income definition add backs:
Non-cash compensation charges	1,363	951
Net after tax extraordinary gains or losses (incl. severance and restructuring charges)	16,138	6,117
Non-cash unrealized currency gains or losses	(6,125)	14,736
Any FAS 142, 144, 141 impairment charge or asset write off	(59)	20,354

Consolidated Net Income	$(6,693)	$(5,572)

Senior Secured Credit Facility Consolidated EBITDA definition add backs:
Interest expense	42,210	48,194
Income tax expense	(2,999)	(1,865)
Depreciation expense and amortization	44,783	52,344
Fees payable to AEA Investors LP	2,045	1,724
Unusual and non-recurring charges	6,013	2,848
Other	—	427

Consolidated EBITDA	$85,359	$98,100

     As of December 31, 2009, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
     On October 5, 2009 we amended our senior secured credit facilities. The amendment, among other things:
•	permits our company to engage in certain specified sale leaseback transactions in 2009 and up to $35.0 million of additional sale leaseback transactions through the maturity of the senior secured credit facilities;

•	replaces the maximum leverage ratio covenant of 5.0x under the senior secured credit facilities with the first lien leverage covenant of 2.0x;

•	eliminates the minimum cash interest coverage ratio covenant under the senior secured credit facilities;

•	increases the accordion feature of the term loan portion of the senior secured credit facilities by $100.0 million, allowing our company to borrow up to $200.0 million under the term loan portion of the senior secured credit facilities, subject to certain conditions including receipt of commitments therefore;

•	provides for additional subordinated debt issuances subject to a 2.0x interest coverage ratio; and

•	modifies several other covenants in the senior secured credit facilities to provide our company with more flexibility.
     In October 2009 we used the proceeds of the offering of the unregistered 2009 senior secured notes (defined below), together with cash on hand, to repay in full amounts outstanding under the term loans under our senior secured credit facilities. However, following the issuance of the unregistered 2009 senior secured notes and the use of proceeds thereof and subject to compliance with out senior secured credit facilities, the indenture governing the senior secured floating rate notes continues to allow us to incur at least $220 million (less amounts then outstanding under the senior secured credit facilities) of debt. If such debt is incurred under the $220.0 million credit facility basket or in compliance with a 3:1 senior secured leverage ratio, plus an additional $50.0 million, it would constitute first priority lien obligations and could be secured on a first priority basis.
     Senior Secured Floating Rate Notes and Senior Subordinated Notes. In connection with the Acquisition on October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “2005 senior secured notes”) and $150.0 million aggregate principal amount of 12⅔% senior subordinated notes due 2013 (the “senior subordinated notes”).
     The 2005 senior secured notes mature on April 15, 2013. Interest accrues at a floating rate equal to EURIBOR plus 5.00% per year and is payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2005 senior secured notes are guaranteed on a senior secured basis by Pregis Holding II, Pregis’s immediate parent, and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem some or all of the 2005 senior secured notes at redemption prices equal to 100% of their principal amount. Upon the occurrence of a change of control, Pregis will be required to make an offer to repurchase each holder’s notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
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
     On October 5, 2009 Pregis issued €125.0 million aggregate principal amount of additional second priority senior secured floating rate notes due 2013 (the “unregistered 2009 senior secured notes”). On March 5, 2010, Pregis exchanged all of the outstanding unregistered 2009 senior secured notes for registered senior secured notes (the “2009 senior secured notes”) pursuant to an exchange offer. The 2009 senior secured notes bear interest at a floating rate of EURIBOR plus 5.00% per year. Interest on the 2009 senior secured notes is reset quarterly and payable on January 15, April 15, July 15, and October 15 of each year. The 2009 senior secured notes mature on April 15, 2013. The 2009 senior secured notes are treated as a single class under the indenture with the €100.0 million principal amount of 2005 second priority senior secured floating rate notes. However, the 2009 senior secured notes do not have the same Common Code or ISIN numbers as the 2005 senior secured notes, are not fungible with the 2005 senior secured notes and will not trade together as a single class with the 2005 senior secured notes. The 2009 senior secured notes are treated as issued with more than de minimis original issue discount for United States federal income tax purposes, whereas the 2005 senior secured notes were not issued with original issue discount for such purposes. Together the 2005 senior secured notes and the 2009 senior secured notes are referred to herein as the senior secured notes.
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
     The senior secured notes and senior subordinated notes are not listed on any national securities exchange in the United States. The 2005 senior secured notes were listed on the Irish Stock Exchange in June 2007. However, there can be no assurance that the senior secured notes will remain listed. Application has been made to list the 2009 senior secured notes on the Irish Stock Exchange. However, there can be no assurance the 2009 senior secured notes will become or remain listed.
     The proceeds from the sale of the 2009 senior secured notes on October 5, 2009 were used to repay the Term B-1 and Term B-2 indebtedness under our senior secured credit facilities.
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
     As of December 31, 2009, the capital stock of the following subsidiaries of Pregis constitutes collateral for the senior secured floating rate notes:

	As of December 31, 2009
	Amount of Collateral
	(Maximum of Book
	Value and Market
	Value, Subject to	Book Value of	Market Value of
Name of Subsidiary	20% Cap)	Capital Stock	Capital Stock
Pregis Innovative Packaging Inc.	$64,422,000	$38,900,000	$138,100,000
Hexacomb Corporation	$36,400,000	$36,400,000	$21,900,000
Pregis (Luxembourg) Holding S.àr.l. (66%)	$16,600,000	$16,600,000	$—
Pregis Management Corporation	$100	$100	$100
     As described above, under the collateral agreement, the capital stock pledged to the senior secured floating rate noteholders constitutes collateral only to the extent that the par value or market value or book value (whichever is greatest) of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured floating rate notes. This threshold is €45,000,000, or, at the December 31, 2009 exchange rate of U.S. dollars to euro of 1.4316:1.00, approximately $64.4 million. As of December 31, 2009, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $38.9 million and $138.1 million, respectively; the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $36.4 million and $21.9 million respectively; and the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.àr.l. were approximately $16.6 million and $ — million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes approximately $64.4 million with respect to the shares of capital stock of Pregis Innovative Packaging Inc.. Since the book value and market value of the shares of capital stock of our other domestic subsidiaries and Pregis (Luxemburg) Holdings S.ar.l are each less than the $64.4 million threshold, they are not effected by the 20% clause of the collateral agreement.
     For the year ended December 31, 2009, certain historical equity relating to corporate expenses incurred by Pregis Management Corporation were allocated to each of the three entities, Pregis Innovative Packaging Inc., Hexacomb Corporation, and Pregis (Luxembourg) Holding S.àr.l, in order to better reflect their current book values for presentation herein on a fully-allocated basis.
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

     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2009, the value of the collateral for the senior secured floating rate notes totaled approximately $541.3 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $423.9 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $117.4 million). Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the years ended December 31, 2009 and 2008:

			Ratios
(unaudited)	Covenant		Calculated at December 31,
(dollars in thousands)	Measure		2009		2008
Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0	x	2.2	x	2.2	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0	x	0.5	x	1.8	x
Consolidated Cash Flow (“Adjusted EBITDA”)	—		$85,359		$98,100
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	—		$38,834		$44,239
Secured Indebtedness	—		$42,578		$177,889
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the years ended December 31, 2009 and 2008 as follows:

(unaudited)	Twelve Months Ended December 31,
(dollars in thousands)	2009	2008
Net loss of Pregis Holding II Corporation	$(18,010)	$(47,730)
Interest expense, net of interest income	42,210	48,194
Income tax (benefit) expense	(2,999)	(1,865)
Depreciation and amortization	44,783	52,344

EBITDA	65,984	50,943

Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	(6,125)	14,736
Non-cash stock based compensation expense	1,363	951
Non-cash asset impairment charge	(59)	20,354
Other non-cash expenses, primarily fixed asset disposals and write-offs	—	427
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severance and related expenses	16,138	11,418
Curtailment gain	—	(3,736)
Other unusual or nonrecurring gains or losses	6,013	1,283
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	2,045	1,724

Adjusted EBITDA (“Consolidated Cash Flow”)	$85,359	$98,100

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, (b) non-cash compensation expense resulting from the grant of Pregis Holding I options, (c) a non-cash goodwill impairment charge of $19.1 million recognized in 2008 and trademark impairment charges of $0.2 million and $1.3 million determined pursuant to the Company’s 2009 and 2008 annual impairment tests, respectively, and (d) other non-cash charges that will result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) the unusual gain resulting from the curtailment of the Netherlands pension plan, (c) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, and (d) other unusual and nonrecurring charges.

(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. Amounts available under these lines of credit were $14.8 million and $14.9 million at December 31, 2009 and 2008, respectively. At December 31, 2009, no borrowings were drawn under these lines, but trade letters of credit totaling $5.5 million were issued and outstanding.
     Credit Ratings. Our credit ratings as of the date of this Report are summarized below. In July 2008, Moody’s revised its ratings on our senior secured floating rate notes from B2 to B3, senior subordinated notes from Caa1 to Caa2, and loans from Ba2 to Ba3 due to the current weak economic environment in the U.S. This downgrade has not impacted our borrowing costs.

	Moody’s	S&P
Senior Secured Floating Rate Notes (2005)	B3	B+
Senior Secured Floating Rate Notes (2009)	B3	B+
Senior Subordinated Notes	Caa2	CCC+
Revolver	Ba3	BB-
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

     In recent years, we began participating in programs in certain of our European protective packaging and flexible packaging businesses whereby the businesses purchase resin quantities in excess of their internal requirements and resell the surplus to other customers at a nominal profit. These “resin resale programs” enable the businesses to benefit from improved quantity discounts and volume rebates, as well as increased flexibility in their resin purchasing. This activity is presented on a net basis within net sales, in accordance with EITF No. 99-19 or ASC Topic 605, Reporting Revenue Gross as a Principal versus Net as an Agent, on the basis that the third-party resin supplier is responsible for fulfillment of the order to the customer’s specifications, ships the resin directly to the customer, and maintains general inventory risk and risk of physical loss during shipment. We recognize revenue related to resin resale activity upon delivery to the customer.
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
     We use a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using primarily a combination of the income approach, based on the present value of expected future cash flows and the market approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.
     We performed the annual goodwill impairment test during the fourth quarter of 2009. The fair value of our reporting units was estimated primarily using a combination of the income approach and the market approach. We used discount rates ranging from 13% to 14.5% in determining the discounted cash flows for each of our reporting units under the income approach, corresponding to our cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions. Under the market approach, we estimated the fair value of the reporting units based on peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). We also considered the multiples at which businesses similar to the reporting units have been sold or offered for sale.
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
     The initial step of our impairment test indicated no impairment. All of the reporting units had estimated fair values exceeding their carrying values. The range by which the fair values of the reporting units exceeded their carrying values was 3% — 110% as of October 1, 2009. The corresponding carrying values of goodwill for these reporting units ranged from $6.0 million to $62.0 million as of October 1, 2009.
     We test the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology. Our 2009 and 2008 annual tests for impairment of trade names, our only other intangible assets not subject to amortization, resulted in impairment write-downs of approximately $0.2 million and $1.3 million, respectively, due primarily to reduced near-term net sales projections for the respective product.
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
     We record liabilities for uncertain tax positions in accordance with FASB Interpretation No. 48 or Accounting Standards Codification (“ASC”) Topic 740, Accounting for Uncertainty in Income Taxes (FIN 48). The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe that our tax returns properly reflect the tax consequences of our operations, and that our reserves for tax contingencies are appropriate and sufficient for the positions taken. However, these positions are subject to audit and review by the tax authorities, which may result in future taxes, interest and penalties. Because of the uncertainty of the final outcome of these examinations, we have reserved for potential reductions of tax benefits (including related interest) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by FIN 48 or ASC Topic 740. The tax reserves are reevaluated throughout the year, taking into account new legislation, regulations, case law and audit results.
     The Company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries since it is management’s present intention to reinvest those earnings in foreign operations. Positive unremitted earnings of foreign subsidiaries totaled $66,662 at December 31, 2009. If such amounts were repatriated, determination of the amount of U.S. income taxes that would be incurred is not practical due to the complexities associated with this calculation.

RECENT ACCOUNTING PRONOUNCEMENTS
     Pregis adopted the provisions of FASB Staff Position No. FAS 132R-1 or ASC Topic 715, Employers’Discolsures about Postretirement Benefit Plan Assets, on January 1, 2009. This standard requires more detailed disclosures about Pregis’s plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets in the Company’s consolidated financial statements. The Company has included the required additional disclosures in Note 16.
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
     In May 2009, the FASB issued SFAS No. 165 or ASC Topic 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and is effective for interim or annual periods ending after June 15, 2009. In February 2010, the FASB issued an accounting standard update to ASC 855 which applies with immediate effect and removed the requirement to disclose the date through which subsequent events were evaluated.
     In April 2009, the FASB issued FSP FAS 107-1 or ASC 825-10-65-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, for the interium periods ending after March 15, 2009. This standard expands the fair value disclosures required for all financial instruments within the scope of FAS 107 or ASC 825-10-65-1 to include interim periods. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements
     In March 2008, the FASB issued SFAS No. 161 or ASC 815-10-65-1, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This standard expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of this standard effective January 1, 2009. See Note 6 for the Company’s disclosures about its derivative instruments and hedging activities
     In December 2007, the FASB issued SFAS No. 141(R) or ASC 805-10-65-1, Business Combinations, which revised SFAS No. 141, Business Combinations. This standard requires an acquiror to measure the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard will also impact the accounting for transaction costs and restructuring costs as well as the initial recognition of contingent assets and liabilities assumed during a business combination. In addition, under this standard, adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill. This standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The provisions of this standard are applied prospectively and will impact all acquisitions consummated subsequent to adoption. The guidance in this standard regarding the treatment of income tax contingencies is retrospective to business combinations completed prior to January 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 or ASC Topic 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted this standard for all financial assets and liabilities as of January 1, 2008. FASB Staff Position No. 157-2 or ASC Topic 820, Partial Deferral of the Effective Date of Statement No. 157, deferred the effective date of SFAS No. 157 or ASC Topic 820 for all non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted FASB

Staff Position No. 157-2 or ASC Topic 820 on January 1, 2009 for all non-financial assets and liabilities. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. To manage these risks, we may enter into various hedging contracts in accordance with established policies and procedures. We do not use hedging instruments for trading purposes.
     Interest Rate Risk. We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our senior secured floating rate notes. At December 31, 2009, we had $353.9 million of variable rate debt. A one percentage point increase or decrease in the average interest rates would correspondingly change our interest expense by approximately $3.6 million per year. This excludes the impact of the interest rate swap arrangement currently in place to balance the fixed and variable rate debt components of our capital structure. At December 31, 2009 and 2008, the carrying value of our 2005 senior secured floating rate notes was $143.2 million and $139.7 million, respectively, which compares to fair value, based upon quoted market prices, of $130.3 million and $109.0 million for the respective periods. At December 31, 2009, the carrying value of our 2009 senior secured floating rate notes was $168.7, which compares to fair value, based upon quoted market prices, of $153.5.
     The fair value of our fixed rate senior subordinated notes is exposed to market risk of interest rate changes. The carrying value of the senior subordinated notes was $148.4 and $148.0 million at December 31, 2009 and 2008, respectively. The estimated fair value of such notes was $145.5 and $75.0 million at December 31, 2009 and 2008, based upon quoted market prices.
     Raw Material; Commodity Price Risk. We rely upon the supply of certain raw materials and commodities in our production processes. The primary raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene and polypropylene. Approximately 77% of our 2009 net sales were from products made with plastic resins. We manage the exposures associated with these costs primarily through terms of the sales and by maintaining relationships with multiple vendors. We acquire these materials at market prices, which are negotiated on a continuous basis, and we do not typically buy forward beyond two or three months or enter into guaranteed supply or fixed price contracts with our suppliers. Additionally, we have not entered into hedges with respect to our raw material costs. We seek to mitigate the market risk related to commodity pricing by passing the increases in raw material costs through to our customers in the form of price increases.
     Foreign Currency Exchange Rate Risk. Our results of operations are affected by changes in foreign currency exchange rates. Approximately 66% of our 2009 net sales were made in currencies other than the U.S. dollar, principally the euro and the pound sterling. We have a natural hedge in our operations, as we typically produce, buy raw materials, and sell our products in the same currency. We are exposed to translational currency risk, however, in converting our operating results in Europe, the United Kingdom and to a lesser extent Egypt, Poland, the Czech Republic, Hungary, Bulgaria, Romania, Canada, and Mexico at the end of each reporting period. The strengthening of the U.S. dollar relative to the euro and the pound sterling in 2009 had an unfavorable impact on our financial results in U.S. dollars, compared to fiscal 2008 results. In contrast, the weakening of the U.S. dollar relative to the euro and the pound sterling in 2008 and 2007 had a favorable impact on our financial results in U.S. dollars, as compared to fiscal 2006 results. The translational currency impact of a plus/minus swing of 10% in the U.S. dollar exchange rate on our 2009 operating income would have been approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder of Pregis Holding II Corporation
We have audited the accompanying consolidated balance sheets of Pregis Holding II Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, equity and comprehensive loss, and cash flows for the years ended December 31, 2009, 2008 and 2007. Our audits also included the financial statement schedule listed in the index to the financial statements as “Schedule II – Valuation and Qualifying Accounts”. These financial statements and schedule are the responsibility of Pregis Holding II Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pregis Holding II Corporation at December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
March 25, 2010

Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except shares and per share data)

	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$80,435	$41,179
Accounts receivable
Trade, net of allowances of $6,015 and $5,357 respectively	120,812	121,736
Other	12,035	13,829
Inventories, net	81,024	87,867
Deferred income taxes	5,079	4,336
Due from Pactiv	1,169	1,399
Prepayments and other current assets	7,929	8,435

Total current assets	308,483	278,781
Property, plant and equipment, net	226,882	245,124
Other assets
Goodwill	126,250	127,395
Intangible assets, net	38,054	41,254
Deferred financing costs, net	8,092	7,734
Due from Pactiv, long-term	8,429	13,234
Pension and related assets	13,953	22,430
Other	404	424

Total other assets	195,182	212,471

Total assets	$730,547	$736,376

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$300	$4,902
Accounts payable	78,708	79,092
Accrued income taxes	5,236	6,964
Accrued payroll and benefits	14,242	11,653
Accrued interest	7,722	6,905
Other	18,011	21,740

Total current liabilities	124,219	131,256
Long-term debt	502,534	460,714
Deferred income taxes	19,721	24,913
Long-term income tax liabilities	5,463	11,310
Pension and related liabilities	4,451	6,119
Other	15,367	11,963
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at December 31, 2009 and 2008	—	—
Additional paid-in capital	151,963	150,610
Accumulated deficit	(82,328)	(64,318)
Accumulated other comprehensive income (loss)	(10,843)	3,809

Total stockholder’s equity	58,792	90,101

Total liabilities and stockholder’s equity	$730,547	$736,376

The accompanying notes are an integral part of these financial statements

Pregis Holding II Corporation
Consolidated Statements of Operations
(dollars in thousands)

	Year ended December 31,
	2009	2008	2007
Net Sales	$801,224	$1,019,364	$979,399
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	609,515	798,690	740,235
Selling, general and administrative	117,048	127,800	137,180
Depreciation and amortization	44,783	52,344	55,799
Goodwill impairment	—	19,057	—
Other operating expense, net	14,980	8,146	190

Total operating costs and expenses	786,326	1,006,037	933,404

Operating income	14,898	13,327	45,995
Interest expense	42,604	49,069	46,730
Interest income	(394)	(875)	(1,325)
Foreign exchange loss (gain), net	(6,303)	14,728	(2,339)

Income (loss) before income taxes	(21,009)	(49,595)	2,929
Income tax expense (benefit)	(2,999)	(1,865)	7,708

Net loss	$(18,010)	$(47,730)	$(4,779)

The accompanying notes are an integral part of these financial statements

Pregis Holding II Corporation
Consolidated Statements of Equity
and Comprehensive Loss
(dollars in thousands)

				Accumulated
		Additional		Other	Total	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholder’s	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Equity	Gain (Loss)
Balance at January 1, 2007	—	149,101	(11,809)	6,968	144,260

Stock-based compensation		558			558
Net loss			(4,779)		(4,779)	$(4,779)
Other comprehensive income (loss):
Foreign currency translation adjustment				2,320	2,320	2,320
Adoption of SFAS No. 158, net of tax of $4,266				11,058	11,058	11,058
Increase in fair value of derivatives qualifying as cash flow hedges, net of tax of $140				240	240	240

Total comprehensive loss						$8,839

Balance at December 31, 2007	$—	$149,659	$(16,588)	$20,586	$153,657

Stock-based compensation		951			951
Net loss			(47,730)		(47,730)	$(47,730)
Other comprehensive income (loss):
Foreign currency translation adjustment				(13,573)	(13,573)	(13,573)
Pension liability adjustment, net of tax of $65				(154)	(154)	(154)
Decrease in fair value of derivatives qualifying as cash flow hedges, net of tax of $1,798				(3,050)	(3,050)	(3,050)

Total comprehensive loss						$(64,507)

Balance at December 31, 2008	$—	$150,610	$(64,318)	$3,809	$90,101

Stock-based compensation		1,353			1,353
Net loss			(18,010)		(18,010)	$(18,010)
Other comprehensive income (loss):
Foreign currency translation adjustment				327	327	327
Pension liability adjustment				(13,784)	(13,784)	(13,784)
Decrease in fair value of derivatives qualifying as cash flow hedges, net of tax of $703				(1,195)	(1,195)	(1,195)

Total comprehensive loss						$(32,662)

Balance at December 31, 2009	$—	$151,963	$(82,328)	$(10,843)	$58,792

The accompanying notes are an integral part of these financial statements

Pregis Holding II Corporation Consolidated
Statement of Cash Flow
(dollars in thousands)

	Year ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(18,010)	$(47,730)	$(4,779)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	44,783	52,344	55,799
Deferred income taxes	(1,060)	(7,769)	(2,110)
Unrealized foreign exchange loss (gain)	(6,126)	14,022	(2,692)
Amortization of deferred financing costs	5,247	2,374	2,194
Gain on disposal of property, plant and equipment	(270)	(313)	(332)
Stock compensation expense	1,353	951	558
Defined benefit pension plan expense (income)	(1,189)	(187)	2,256
Curtailment gain on defined benefit pension plan	—	(3,736)	—
Gain on insurance settlement	—	—	(2,873)
Goodwill impairment	—	19,057	—
Trademark impairment	194	1,297	403
Impairment of interest rate swap asset	—	1,299	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	7,283	13,907	(5,444)
Due from Pactiv	5,195	6,630	11,542
Inventories, net	9,153	13,597	(8,186)
Prepayments and other current assets	17	79	(279)
Accounts payable	(2,944)	(13,121)	12,269
Accrued taxes	(7,876)	(6,373)	(5,695)
Accrued interest	1,043	68	467
Other current liabilities	(1,829)	(7,014)	(382)
Pension and other	(9,347)	272	(1,541)

Cash provided by operating activities	25,617	39,654	51,175

Investing activities
Capital expenditures	(25,045)	(30,882)	(34,626)
Proceeds from sale of assets	1,766	1,063	775
Proceeds from sale and leaseback of property	9,850	—	—
Other business acquisitions, net of cash acquired	—	(958)	(28,785)
Insurance proceeds	—	3,205	884
Other, net	—	(969)	(226)

Cash used in investing activities	(13,429)	(28,541)	(61,978)

Financing activities
Proceeds from 2009 note issuance, net of discount	172,173	—	—
Proceeds from revolving credit facility	42,000	(115)	218
Repayment of term B1 & B2 notes	(176,991)	—	—
Deferred financing costs	(6,466)	—	(1,237)
Repayment of debt	(4,312)	(1,893)	(1,828)
Other, net	(269)	—	—

Cash provided (used in) financing activities	26,135	(2,008)	(2,847)
Effect of exchange rate changes on cash and cash equivalents	933	(2,915)	2,972

Increase (decrease) in cash and cash equivalents	39,256	6,190	(10,678)
Cash and cash equivalents, beginning of period	41,179	34,989	45,667

Cash and cash equivalents, end of period	$80,435	$41,179	$34,989

Supplemental cash flow disclosures
Cash paid for income taxes, net of Pactiv reimbursement	4,248	1,394	3,846
Cash paid for interest — third party	36,547	44,984	44,054

Pregis Holding II Corporation
Notes to Consolidated Financial Statements
(Amounts in thousands of U.S. dollars, unless otherwise noted)
1. DESCRIPTION OF THE BUSINESS AND CHANGE IN OWNERSHIP
Description of the Business
     Pregis Corporation (“Pregis”) is an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions.
     In the fourth quarter of 2008, Pregis realigned its segment reporting to conform to its current operating and management structure. With this change, Pregis now reports two reportable segments, Protective Packaging and Specialty Packaging. See Note 18, “Segment and Geographic Information,” for further discussion of Pregis’s new segment reporting.
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
     Separate financial statements of Pregis are not presented since the floating rate senior secured notes due April 2013 and the 12.375% senior subordinated notes due October 2013 issued by Pregis are fully and unconditionally guaranteed on a senior secured and senior subordinated basis, respectively, by Pregis Holding II and all existing domestic subsidiaries of Pregis and since Pregis Holding II has no operations or assets separate from its investment in Pregis (see Note 23).

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
     In recent years, the Company began participating in programs in certain of its European protective and specialty packaging businesses whereby the businesses purchase resin quantities in excess of their internal requirements and resells the surplus to other customers at a nominal profit. These “resin resale programs” enable the businesses to benefit from improved quantity discounts and volume rebates, as well as increased flexibility in their resin purchasing. The Company presents this activity on a net basis within net sales on the basis that the third-party resin supplier is responsible for fulfillment of the order to the customer’s specifications, ships the resin directly to the customer, and maintains general inventory risk and risk of physical loss during shipment. The Company recognizes revenue related to resin resale activity upon delivery to the customer. Net resin resale revenue totaled $3,388, $5,249 and $5,004 for the years ended December 31, 2009, 2008 and 2007, respectively.
Foreign Currency Translation
     Local currencies are the functional currencies for all foreign operations. Financial statements of foreign subsidiaries are translated into U.S. dollars using end-of-period exchange rates for assets and liabilities and the periods’ weighted average exchange rates for revenue and expense components, with any resulting translation adjustments included as a component of stockholder’s equity. Foreign currency transaction gains and losses resulting from transactions executed in non-functional currencies are included in results of operations.
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

     Management believes that the allowances at December 31, 2009 are adequate to cover potential credit risk loss and that the Company is unlikely to incur a material loss due to concentration of credit risk. Pregis has a large number of customers in diverse industries and geographies, as well as a practice of establishing reasonable credit limits, which limits credit risk.
Inventories
     Inventories include costs of material, direct labor and related manufacturing overheads. Inventories are stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) or average-cost methods.
Property, Plant, and Equipment
     Property, plant and equipment are stated at cost. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred. Depreciation is computed using the straight-line method over the remaining estimated useful lives of assets. Remaining useful lives range from 15 to 40 years for buildings and improvements and from 5 to 20 years for machinery and equipment. Depreciation expense totaled $40,155, $47,314 and $50,374 for the years ended December 31, 2009, 2008 and 2007, respectively.
Goodwill and Other Intangible Assets
     In accordance with SFAS No. 142 or ASC Topic 350, Goodwill and Other Intangible Assets, the Company assesses the recoverability of goodwill and other intangible assets with indefinite lives annually, as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.
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
     The Company uses a two-step process to test goodwill for impairment. First, the reporting unit’s fair value is compared to its carrying value. Fair value is estimated using primarily a combination of the income approach, based on the present value of expected future cash flows and the market approach. If a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the second step of the impairment test would be performed. The second step of the goodwill impairment test is used to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge would be recorded for the difference if the carrying value exceeds the implied fair value of the goodwill.
     The Company tests the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, which is a discounted cash flow methodology.
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
Deferred Financing Costs
     The Company incurred financing costs to put in place the long-term debt used to finance the Acquisition and to subsequently amend portions of such debt agreements. These costs have been deferred and are being amortized over the terms of the related debt. The amortization of deferred financing costs is classified as interest expense in the statement of operations and totaled $5,247, $2,374 and $2,194 for the years ended December 31, 2009, 2008 and 2007, respectively. The amortization expense for the year ended December 31, 2009 also includes the write-off of deferred financing costs of $2,731 due to the repayment of the Term B1 and B2 notes.
Income Taxes
     In accordance with the provisions of SFAS No. 109 or ASC Topic 740, Accounting for Income Taxes, the Company utilizes the asset and liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     Effective January 1, 2007, the Company adopted the provisions of FIN 48 or ASC Topic 740, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 or ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. The Company’s adoption of FIN 48 or ASC Topic 740 resulted in reclassification of certain tax liabilities from current to non-current and no impact to retained earnings.
     The Company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries since it is management’s present intention to reinvest those earnings in the foreign operations. Positive unremitted earnings of foreign subsidiaries totaled $66,662 at December 31, 2009. If such amounts were repatriated, determination of the amount of U.S. income taxes that would be incurred is not practicable due to the complexities associated with this calculation.
Financial Instruments
     The Company may use derivative financial instruments to minimize risks from interest and foreign currency exchange rate fluctuations. The Company does not use derivative instruments for trading or other speculative purposes. Derivative financial instruments used for hedging purposes must be designated as such and must be effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in the fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.
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
Research and Development
     Research and development costs, which are expensed as incurred, were $5,384, $5,840 and $5,869 for the years ended December 31, 2009, 2008 and 2007, respectively.
Stock-Based Compensation
     Effective January 1, 2006, the Company adopted SFAS No. 123R or ASC Topic 715, Share-Based Payment, which was issued in December 2004 and amended SFAS No. 123, Accounting for Stock Based Compensation. The Company used the prospective transition method upon adoption, which requires that nonpublic companies that had previously measured compensation cost using the minimum value method continue to account for non-vested equity awards outstanding at the date of adoption in the same manner as they had been accounted for prior to adoption. For all awards granted, modified or settled after the date of adoption, the Company recognizes compensation cost based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R or ASC Topic 715.
     Prior to the adoption of SFAS No. 123R or ASC Topic 715, the Company applied the fair value disclosure provisions of SFAS No. 123 applicable to nonpublic companies (including public debt issuers).
Recent Accounting Pronouncements
     Pregis adopted the provisions of FASB Staff Position No. FAS 132R-1 or ASC Topic 715, Employers’Discolsures about Postretirement Benefit Plan Assets, on January 1, 2009. This standard requires more detailed disclosures about Pregis’s plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets in the Company’s consolidated financial statements. The Company has included the required additional disclosures in Note 16.
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
     In May 2009, the FASB issued SFAS No. 165 or ASC Topic 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and is effective for interim or annual periods ending after June 15, 2009. In February 2010, the FASB issued an accounting standard update to ASC 855 which applies with immediate effect and removed the requirement to disclose the date through which subsequent events were evaluated.
     In April 2009, the FASB issued FSP FAS 107-1 or ASC 825-10-65-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, for the interium periods ending after March 15, 2009. This standard expands the fair value disclosures required for all financial instruments within the scope of FAS 107 or ASC 825-10-65-1 to include interim periods. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements
     In March 2008, the FASB issued SFAS No. 161 or ASC 815-10-65-1, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This standard expands quarterly disclosure requirements about an entity’s derivative instruments and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of this standard effective January 1, 2009. See Note 9 for the Company’s disclosures about its derivative instruments and hedging activities.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 or ASC Topic 820, Fair Value Measurement. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. The Company adopted this standard for all financial assets and liabilities as of January 1, 2008. FASB Staff Position No. 157-2 or ASC Topic 820, Partial Deferral of the Effective Date of Statement No. 157, deferred the effective date of SFAS No. 157 or ASC Topic 820 for all non-financial assets and liabilities to fiscal years beginning after November 15, 2008. The Company adopted FASB Staff Position No. 157-2 or ASC Topic 820 on January 1, 2009 for all non-financial assets and liabilities. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.
3. ACQUISITIONS
     Each of the transactions discussed below was accounted for using the purchase method of accounting. Accordingly, in each instance, the purchase price was allocated to the assets acquired, liabilities assumed, and identifiable intangible assets as applicable based on their fair market values at the date of acquisition. Any excess of purchase price over the fair value of net assets acquired was recorded as goodwill. The results of operations of each business combination is included in the Company’s consolidated financial statements since the date of acquisition. None of the goodwill related to these acquisitions is tax-deductible.
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

     The following unaudited pro forma data summarizes the results of operations for the years ended December 31, 2007 as if the aforementioned acquisitions had taken place at the beginning of the year. The pro forma information is not necessarily indicative of the results that actually would have been attained if the acquisitions had occurred as of the beginning of the period presented or that may be attained in the future.

Year Ended
December 31,
2007
Net sales	$1,007,923
Operating income	46,699
Net loss	(4,367)
4. INVENTORIES
     The major components of net inventories are as follows:

	December 31,	December 31,
	2009	2008
Finished goods	$40,941	$43,338
Work-in-process	14,216	13,793
Raw materials	23,339	27,489
Other materials and supplies	2,528	3,247

	$81,024	$87,867

     Inventories at December 31, 2009 and 2008 were stated net of reserves of $1.9 million and $2.5 million respectively.
5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consists of the following:

	December 31,	December 31,
	2009	2008
Land, building, and improvements	$115,766	$121,514
Machinery and equipment	270,131	254,686
Other, including construction in progress	21,044	16,829

	406,941	393,029

Less: Accumulated depreciation	(180,059)	(147,905)

	$226,882	$245,124

     In 2009, the Company entered into an agreement to sell and leaseback real property consisting of land and buildings at one of its subsidiaries located in the United Kingdom. The net sale proceeds totaled approximately $9.9 million. The lease term is 25 years with annual rents totaling approximately $1.2 million. The sale resulted in a gain of approximately $3.1 million. In accordance with ASC Topic 840, the gain is deferred and will be amortized over the term of the underlying lease.

6. GOODWILL
     Changes in the Company’s carrying value of goodwill from January 1, 2007 to December 31, 2009 are summarized below:

	Protective	Specialty
	Packaging	Packaging	Total
Balance at January 1, 2007	83,112	52,120	135,232
Business acquisitions	13,575	—	13,575
Other adjustments	(484)	(2,114)	(2,598)
Foreign currency translation	(1,048)	4,839	3,791

Balance at December 31, 2007	95,155	54,845	150,000
Goodwill impairment	—	(19,057)	(19,057)
Fair value and purchase price adjustments related to 2007 acquisitions	(632)	—	(632)
Other adjustments	(1,101)	(838)	(1,939)
Foreign currency translation	3,737	(4,714)	(977)

Balance at December 31, 2008	97,159	30,236	127,395
Other adjustments	(1,068)	183	(885)
Foreign currency translation	(1,541)	1,281	(260)

Balance at December 31, 2009	$94,550	$31,700	$126,250

     The Company performed its annual goodwill impairment test during the fourth quarter of 2009. The fair value of the Company’s reporting units was estimated primarily using a combination of the income approach and the market approach. The Company used discount rates ranging from 13% to 14.5% in determining the discounted cash flows for each of our reporting units under the income approach, corresponding to our cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions. Under the market approach, the Company estimated the fair value of the reporting units based on peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company also considered the multiples at which businesses similar to the reporting units have been sold or offered for sale.
     The initial step of the Company’s impairment test indicated no impairment. All of the reporting units had estimated fair values exceeding their carrying values. The range by which the fair values of the reporting units exceeded their carrying values was 3% — 110% as of October 1, 2009. The corresponding carrying values of goodwill for these reporting units ranged from $6.0 million to $62.0 million as of October 1, 2009.
     Other adjustments to goodwill relate primarily to the reversal of valuation allowances established against deferred tax assets in purchase accounting.
     In 2008, the initial step of the Company’s impairment test indicated the potential for impairment in one of the reporting units included within our Specialty Packaging segment, due to the anticipation of a significant reduction in future revenue from a customer that had historically comprised a material portion of the reporting unit’s annual revenues. The Company performed the second step of the goodwill impairment test and determined that an impairment of goodwill existed. Accordingly, the Company recorded a non-cash goodwill impairment charge of $19.1 million in the fourth quarter of 2008.
7. OTHER INTANGIBLE ASSETS
     The Company’s other intangible assets are summarized as follows:

	Average	December 31, 2009		December 31, 2008
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$46,231	$15,739	$45,646	$11,863
Patents	10	1,055	372	1,036	261
Non-compete agreements	2	3,041	3,041	3,002	2,908
Software	3	3,470	2,125	2,469	1,224
Land use rights and other	32	1,486	582	1,447	474
Intangible assets not subject to amortization:
Trademarks and trade names		4,630	—	4,384	—

Total		$59,913	$21,859	$57,984	$16,730

     Amortization expense related to intangible assets totaled $4,628, $5,030 and $5,425 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense for each of the five years ending December 31, 2010 through December 31, 2014 is estimated to be $4,893, $4,461, $4,005, $4,005, and $4,005, respectively.
     During its annual tests in 2009 and 2008 for impairment of the intangible assets not subject to amortization, the Company determined that a trade name associated with its protective packaging business was impaired, due to the projected near-term reduced sales levels. Using a discounted cash flow methodology, the Company calculated impairment of $194 and $1,297, which is reflected in other operating expense, net within the Company’s statement of operations for the years ended December 31, 2009 and 2008, respectively.
8. DEBT
     The Company’s long-term debt consists of the following:

	December 31,	December 31,
	2009	2008
Senior secured credit facilities:
Term B-1 facility, due October, 2012	$—	$85,140
Term B-2 facility, due October, 2012	—	91,902
Revolving Credit Facility, due October, 2011	42,000	—
Senior secured 2005 notes, due April, 2013	143,160	139,690
Senior secured 2009 notes, due April, 2013 net of discount of $10,216 at December 31, 2009	168,734	—
Senior subordinated notes, due October, 2013, net of discount of $1,638 at December 31, 2009 and $1,962 at December 31, 2008	148,362	148,038
Other	578	846

Total debt	502,834	465,616
Less: current portion	(300)	(4,902)

Long-term debt	$502,534	$460,714

     In connection with the Acquisition, on October 13, 2005, Pregis issued senior secured notes and senior subordinated notes in a private offering and entered into new senior secured credit facilities.

     The senior secured 2005 and 2009 notes were issued in the principal amount of €100.0 million and €125.0 million, respectively, and bear interest at a floating rate equal to EURIBOR (as defined) plus 5.00% per year (for a total rate of 5.742% as of December 31, 2009). Interest resets quarterly and is payable quarterly on January 15, April 15, July 15 and October 15. The senior subordinated notes were issued in the principal amount of $150.0 million and bear interest at the rate of 12.375% annually. Interest on the senior subordinated notes is payable semi-annually on April 15 and October 15. The senior subordinated notes were issued at 98.149%, resulting in an initial discount of $2.8 million, which is being amortized using the effective interest method over the term of the notes. The senior secured 2009 notes were issued at 94%, resulting in an initial discount of $11.0 million, (€7.5million euro), which is being amortized using the effective interest method over the term of the notes. The senior secured notes and senior subordinated notes do not have required principal payments prior to maturity.
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

Senior subordinated notes:	2010	103.094%
	2011 and thereafter	100.000%
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
On October 5, 2009 the Company amended its senior secured credit facilities. The amendment, among other things:
•	permits the company to engage in certain specified sale leaseback transactions in 2009 and up to $35.0 million of additional sale leaseback transactions through the maturity of the senior secured credit facilities;

•	replaces the maximum leverage ratio covenant of 5.0x under the senior secured credit facilities with the first lien leverage covenant of 2.0x;

•	eliminates the minimum cash interest coverage ratio covenant under the senior secured credit facilities;

•	increases the accordion feature of the term loan portion of the senior secured credit facilities by $100.0 million, allowing the company to borrow up to $200.0 million under the term loan portion of the senior secured credit facilities, subject to certain conditions including receipt of commitments therefore;

•	provides for additional subordinated debt issuances subject to a 2.0x interest coverage ratio; and

•	modifies several other covenants in the senior secured credit facilities to provide the Company with more flexibility.
     In addition to the amendment on October 5, 2009, Pregis issued €125.0 million aggregate principal amount of additional second priority senior secured floating rate notes due 2013 (the “notes”). The notes bear interest at a floating rate of EURIBOR plus 5.00% per year. Interest on the notes will be reset quarterly and is payable on January 15, April 15, July 15, and October 15 of each year, beginning on October 15, 2009. The notes mature on April 15, 2013. The notes are treated as a single class under the indenture with the €100.0 million principal amount of the Company’s existing second priority senior secured floating rate notes due 2013, originally issued on October 12, 2005. However, the notes do not have the same Common Code or International Securities Identification Number as the existing notes, are not fungible with the existing notes and will not trade together as a single class with the existing notes. The notes are treated as issued with more than de minimis original issue discount for United States federal income tax purposes, whereas the existing notes were not issued with original issue discount for such purposes.
     The notes and the related guarantees are second priority secured senior obligations. Accordingly, they are effectively junior to the Company’s and the guarantors’ obligations under the Company’s senior secured credit facilities and any other obligations that are secured by first priority liens on the collateral securing the notes or that are secured by a lien on assets that are not part of the collateral securing the notes, in each case, to the extent of the value of such collateral or assets; structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries that are not guarantors; equal in right of payment with the senior secured floating rate notes issued by us in 2005 (the “2005 notes” and, together with the notes, the “senior secured floating rate notes”); equal in right of payment with all of the Company’s and the guarantors’ existing and future unsecured and unsubordinated indebtedness, and effectively senior to such indebtedness to the extent of the value of the collateral; and senior in right of payment to all of the Company’s and the guarantors’ existing and future subordinated indebtedness, including the senior subordinated notes issued by the Company in 2005 (the “senior subordinated notes”) and the related guarantees.
     The proceeds from the October 2009 offering were used to repay the Term B-1 and Term B-2 indebtedness under the Company’s senior secured credit facilities.
     As of December 31, 2009, the Company has drawn $42.0 million under the revolving credit facility after reduction for amounts outstanding under letters of credit of $7.4 million. Revolving credit facility interest expense totaled $417 for the year ended December 31, 2009. It is the current intent of the Company to hold the debt until its maturity, resulting in the debt’s classification as long-term as of December 31, 2009.
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
     From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. Amounts available under these lines of credit were $14,762 and $14,860 at December 31, 2009 and 2008, respectively. At December 31, 2009, there were no borrowings under these lines, but trade letters of credit totaling $5,472 were issued and outstanding.
     The senior secured credit facilities, senior secured notes and subordinated notes contain a number of covenants that, among other things, restrict or limit, subject to certain exceptions, Pregis’s ability and the ability of its subsidiaries, to incur, assume or permit to exist additional indebtedness, guaranty obligations or hedging arrangements; incur liens or agree to negative pledges in other agreements; engage in sale and leaseback transactions; make capital expenditures; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; in the case of subsidiaries, enter into agreements restricting dividends and distributions; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness including the notes; amend or otherwise alter the terms of its organizational documents, or its indebtedness including the notes and other material agreements; sell assets or engage in receivables securitization; transact with affiliates; and alter the business that it conducts. In addition, the senior secured credit facilities require that Pregis complies on a quarterly basis with certain financial covenants, including a maximum leverage ratio test and minimum cash interest coverage ratio test. As of December 31, 2009, Pregis was in compliance with all of these covenants.
     Furthermore, the senior secured notes and subordinated notes limit Pregis’s ability to incur additional indebtedness beyond that allowed within certain defined debt baskets and the Company’s ability to declare certain dividends or repurchase equity securities, unless Pregis meets a minimum fixed charge coverage ratio and a maximum senior secured indebtedness leverage ratio, both determined on a pro forma basis.
     The following table presents the future scheduled annual maturities of the Company’s long-term debt:

2010	$300
2011	42,278
2012	—
2013 (including discount)	472,110

$514,688

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
     At December 31, 2009 and 2008, the revaluation of the Company’s euro-denominated third party debt resulted in unrealized foreign exchange losses and (gains) of $3,567 and $(10,408), respectively. These unrealized losses and (gains) have been offset by unrealized (gains) and losses of $(10,833) and $25,428 relating to revaluation of the Company’s euro-denominated intercompany notes at December 31, 2009 and 2008, respectively. These amounts are reported net within the foreign exchange loss (gain) in the Company’s statement of operations.
9. DERIVATIVE INSTRUMENTS
     In order to maintain a targeted ratio of variable-rate versus fixed-rate debt, the Company established an interest rate swap arrangement in the notional amount of 65 million euro from EURIBOR-based floating rates to a fixed rate over the period of October 1, 2008 to April 15, 2011. This swap arrangement was designated as a cash flow hedge, resulting in a loss of $3,114 and $2,647, each net of tax, being recorded in other comprehensive income (loss) for the years ended December 31, 2009 and period ended October 1, 2008 to December 31, 2008, respectively. The corresponding liability is included within other non-current liabilities in the consolidated balance sheet. There was no ineffective portion of the hedge recognized in earnings. At December 31, 2009 and 2008, the Company had no other derivative instruments outstanding.
     The Company remains exposed to credit risk in the event of nonperformance by the current counterparty on its interest rate swap contract. However, the Company believes it has minimized its credit risk by dealing with a leading, credit-worthy financial institution and, therefore, does not anticipate nonperformance.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
     Under generally accepted accounting principles in the U.S., certain assets and liabilities must be measured at fair value, and SFAS No. 157 or ASC Topic 820 details the disclosures that are required for items measured at fair value.
     SFAS No. 157 or ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, as follows:
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
     At December 31, 2009, the interest rate swap contract was the Company’s only financial instrument requiring measurement at fair value. The swap is an over-the-counter contract and the inputs utilized to determine its fair value are obtained in quoted public markets. Therefore, the Company has categorized this swap agreement as Level 2 within the fair value hierarchy. At December 31, 2009, the fair value of this instrument was estimated to be a liability of $4,950, which is reported within other noncurrent liabilities in the Company’s consolidated balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. The fair value of the Company’s senior secured notes and senior subordinated notes are based on quoted market prices (Level 1 within the fair value hierarchy). Under SFAS No. 159 or ASC Topic 825, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under SFAS No. 159 or ASC Topic 825 for any of its financial assets or liabilities.

     The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
Senior secured variable-rate credit facilites	$42,000	$42,000	$177,042	$177,042
Senior secured floating rate notes (2005)	143,160	130,276	139,690	108,958
Senior secured floating rate notes (2009)	168,734	162,845	—	—
12.375% senior subordinated notes	148,362	145,500	148,038	75,000
Other debt	578	578	846	846

Total long-term debt	$502,834	$481,198	$465,616	$361,846

Derivative financial instruments
Interest rate swap liability	$(4,950)	$(4,950)	$(4,208)	$(4,208)

     The carrying value of the Company’s senior secured floating-rate notes (2005), which is euro-denominated, increased $3,470 during 2009 primarily due to the strengthening of the euro to the U.S. dollar. The senior secured variable-rate credit facilities decreased due to the debt refinancing in October 2009.
     The Company is contingently liable under letters of credit (see Note 8). It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.
11. LEASES
     The Company leases certain facilities, equipment, and other assets under non-cancelable long-term operating leases. Rent expense totaled $18,103, $19,556 and $19,073 for the years ended December 31, 2009, 2008 and 2007, respectively, including short-term rentals.
     Future minimum rental payments for operating leases with remaining terms in excess of one year are as follows:

2010	$14,169
2011	10,805
2012	7,778
2013	5,992
2014	5,451
Thereafter	35,213

$79,408

12. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its Sponsors, for the provision of various advisory and consulting services. Fees and expenses incurred under this agreement totaled $2,047, $1,724 and $1,894 for the years ended December 31, 2009, 2008 and 2007, respectively. Such amounts are included within selling, general and administrative expenses.

     The Company had sales to affiliates of AEA Investors LP totaling $964, $379 and $3,531for the years ended December 31, 2009, 2008 and 2007, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LP totaling $11,204, $11,879 and $8,022, respectively.
     Certain members of the Company’s management purchased shares in Pregis Holding I through the Pregis Holding I Corporation Employee Stock Purchase Plan. Shares were purchased at estimated fair value at the date of purchase. As of December 31, 2009, management held approximately 375 shares in Pregis Holding I, representing approximately 2.0% of Pregis Holding I’s issued and outstanding equity.
13. INCOME TAXES
     The Company files a consolidated federal income tax return with Pregis Holding I Corporation, its ultimate parent. The provision for income taxes in the consolidated financial statements reflects income taxes as if the businesses were stand-alone entities and filed separate income tax returns.
     The domestic and foreign components of income (loss) before income taxes were as follows:

	Year ended December 31,
	2009	2008	2007
U.S. income (loss) before income taxes	$(8,406)	$(2,852)	$1,911
Foreign income (loss) before income taxes	(12,603)	(46,743)	1,018

Total income (loss) before income taxes	$(21,009)	$(49,595)	$2,929

     The components of the Company’s income tax expense (benefit) are as follows:

	Year ended December 31,
	2009	2008	2007
Current
Federal	$(316)	$—	$—
State and local	140	383	809
Foreign	(1,763)	3,981	6,851

	(1,939)	4,364	7,660

Deferred
Federal	$(4,002)	$(414)	$1,978
State and local	—	(99)	(935)
Foreign	2,942	(5,716)	(995)

	(1,060)	(6,229)	48

Income tax expense (benefit)	$(2,999)	$(1,865)	$7,708

     Reconciliation of the difference between the effective rate of the expense (benefit) and the U.S. federal statutory rate is shown in the following table:

	Year Ended December 31,
	2009	2008	2007
U.S. federal income tax rate	(35.00)%	(35.00)%	35.00%
Changes in income tax rate resulting from:
Valuation allowances	17.53	20.19	162.60
Non-deductible interest expense	2.33	1.25	44.24
Prior period items	(6.46)	—	—
Foreign rate differential	4.52	8.26	20.47
State rate change	—	—	(16.91)
Foreign rate change	(0.04)	—	(31.22)
State and local taxes on income , net of U.S. federal income tax benefit	0.52	0.07	12.83
Permanent differences	3.62	1.04	25.79
Other	(1.29)	0.43	10.36

Income tax expense (benefit)	(14.27)%	(3.76)%	263.16%

     Prior period items relate to non-deductable interest adjustments in certain jurisdictions totaling approximately $1.4 million.
     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. The Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets
Tax-loss carryforwards:
U.S. State and local	$9,204	$3,839
Foreign	28,406	23,790
Deferred Charges	—	1,447
Bad debt reserves	882	426
Inventory reserves	1,155	1,162
Other items	8,922	6,281
Valuation allowance	(33,698)	(25,911)

Net deferred tax assets	14,871	11,034

Deferred tax liabilities
Property and equipment	(10,981)	(13,170)
Goodwill and intangibles	(10,640)	(10,402)
Pensions and other employee benefits	(2,614)	(4,531)
Unrealized foreign exchange gain	(4,631)	(3,188)
Other items	(647)	(320)

Total deferred tax liabilities	(29,513)	(31,611)

Net deferred tax liabilities	$(14,642)	$(20,577)

          These deferred tax assets and liabilities are classified in the consolidated balance sheets based on the balance sheet classification of the related assets and liabilities.
     Management believes it is more likely than not that certain current and long-term deferred tax assets, with the exception of certain foreign tax-loss carryforwards and pension assets, will be realized through the reduction of future taxable income. Although realization is not assured, management has concluded that other deferred tax assets, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities.
     U.S. federal net operating loss carryforwards at December 31, 2009 and 2008 were $8,486 and $9,764, respectively. State tax-loss carryforwards, net of federal benefit, at December 31, 2009 and 2008, were $718 and $421, respectively, and will expire at various dates from 2010 to 2016. Foreign tax-loss carryforwards at December 31, 2009 and 2008 were $104,566 and $88,090, respectively, of which $56,882 will expire at various dates from 2010 to 2019, with the remainder having unlimited lives. The valuation allowance above includes unrecognized tax benefits related to both state and foreign tax-loss carryforwards.
     Tax Contingencies
     Effective January 1, 2007, the Company adopted FIN 48 or ASC Topic 740, Accounting for Uncertainty in Income Taxes. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company established reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided in accordance with the requirements of FIN 48 or ASC Topic 740.
     As of December 31, 2009, the Company had non-current liabilities totaling $5,463 for unrecognized tax benefits including interest and net of indirect benefits, of which $1,816 would affect the effective tax rate, if recognized. Included within the Company’s liabilities for unrecognized tax benefits at December 31, 2009 is $3,647 subject to indemnification under the Stock Purchase Agreement with Pactiv. The indemnified amounts are included within the amounts due from Pactiv in the consolidated balance sheet. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2009	2008
Unrecognized tax benefit — January 1	$12,127	$8,886
Additions based on tax positions related to the prior year	963	371
Reductions based on tax positions related to the prior year	(2,114)	(324)
Additions based on tax positions related to the current year	1,686	3,194
Reductions due to settlements	(2,538)	—
Reductions due to lapse of applicable statute of limitations	(1,245)	—

Unrecognized tax benefit — December 31	$8,879	$12,127

     The Company is subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. The U.S. federal income tax return for the year 2007 and 2008 are subject to potential examination by the Internal Revenue Service. The Company is currently subject to examination in Germany for the years 2002 to 2005 and Egypt for the year 2004. The Company remains subject to potential examination in Germany for the years 2006 to 2008, Belgium for the years 2007 and 2008, the United Kingdom for the year 2008, Hungary for years 2005 to 2008, Poland for years 2005 to 2008, the Czech Republic for years 2007 and 2008, Italy for the years 2005 to 2008, France for years 2007 and 2008, the Netherlands for years 2006 to 2008, Spain for years 2005 to 2008, and Egypt for years

2005 to 2008. The Company is fully indemnified by Pactiv for pre-Acquisition liabilities and has received reimbursements for all amounts paid against such liabilities thus far.
     The Company accounts for interest and penalties related to income tax matters in income tax expense. For the year ended December 31, 2007, the amount of interest and penalties recorded in income tax expense was insignificant. As of December 31, 2009 and 2008, the total amount of accrued interest and penalties recorded in the Company’s balance sheet was $794 and $2,045 respectively, of which $701 and $1,761, respectively, are subject to indemnification under the Stock Purchase Agreement.
     It is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease within the next twelve months; however, the Company does not expect such increases or decreases to be significant.
14. OTHER OPERATING EXPENSE, NET
     A summary of the items comprising other operating expense, net is as follows:

	Year ended December 31,
	2009	2008	2007
Restructuring expense	$15,207	$9,321	$2,926
Curtailment gain	—	(3,736)	—
Trademark impairment	194	1,297	403
Insurance settlement	(53)	—	(2,873)
Royalty expense	52	222	164
Rental income	(38)	(37)	(43)
Other (income) expense, net	(382)	1,079	(387)

Other operating expense, net	$14,980	$8,146	$190

     The significant items included within other operating expense, net are as follows:
•	The Company recorded restructuring charges of $15,207, $9,321 and $2,926 in 2009, 2008 and 2007, respectively, related to its cost-reduction initiatives, which are discussed further in Note 15.

•	In the fourth quarter of 2008, the Company recognized a curtailment gain of $3,736 relating to a pension plan covering employees of its Eerbeek, Netherlands facility, which is being closed in connection with the Company’s restructuring activities. See also Note 16.

•	In 2009 and 2008 when conducting its annual impairment test of goodwill and intangible assets with indefinite lives, the Company determined that a trademark intangible asset associated with its protective packaging segment was impaired, due to near-term reduced sales levels. The Company recorded impairment charges of $194 and $1,297 in 2009 and 2008, respectively.

•	During the first quarter of 2007, a printing machine utilized by the Company’s flexible packaging business in Egypt was destroyed by a fire. The net book value of the equipment was negligible. During 2007, the Company recorded a gain of $2,873 on the insurance settlement. The Company purchased a replacement printer, which was commissioned in mid-2008.

•	In 2008, the Company incurred a loss of $708 relating to storm damage at one of its European protective packaging facilities. This charge is included within in other expense (income), net above.

15. RESTRUCTURING ACTIVITIES
     During the fourth quarter of 2007, the Company established a reserve totaling $2,926, representing mostly employee severance and related costs, pursuant to a plan to restructure the workforce within its Specialty Packaging segment. The activities under the Specialty Packaging restructuring plan were completed by the end of 2008 with remaining severance of approximately $600 to be paid in 2009.
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
     The other restructuring expenses in 2008 relate primarily to the establishment of a European shared service center and other third-party consulting fees relating to restructuring activities.
     In 2009, as part of the Company’s continued efforts to reduce its overall cost structure, management implemented additional headcount reductions and engaged outside consultants to assist in further restructuring of its manufacturing operations. Restructuring plans associated with those consulting activities are not yet complete. Consulting costs for restructuring totaling $3.3 million were expensed as incurred and are presented in “other” in the table below. Also included in “other” are costs of approximately $0.6 million associated with the discontinuance of a product line at one of the Company’s North American protective packaging plants.
     Following is a reconciliation of the restructuring liability for the years ended December 31, 2009, 2008, and 2007:

	Severance	Other
	Charges	Charges	Total
Balance, January 1, 2007	$—	$—	$—
Restructuring charges	2,926	—	2,926
Amount Paid	(258)	—	(258)

Balance, December 31, 2007	2,668	—	2,668
Restructuring charges	7,452	1,869	9,321
Amount Paid	(5,055)	(1,869)	(6,924)
Foreign currency translation	(212)	—	(212)

Balance, December 31, 2008	4,853	—	4,853
Restructuring charges	7,138	8,069	15,207
Amount Paid	(10,685)	(8,069)	(18,754)
Foreign currency translation	97		97

Balance, December 31, 2009	$1,403	$—	$1,403

     The pretax restructuring charges by reportable segment are as follows:

	Year ended December 31,
	2009	2008	2007
Protective Packaging	9,650	8,639	113
Specialty Packaging	2,157	34	2,813
Corporate	3,400	648	—

Total	$15,207	$9,321	$2,926

     The restructuring costs recorded to date have been included as a component of other operating expense, net within the consolidated statement of operations, as reflected in Note 14. The restructuring liability is included in other current liabilities within the consolidated balance sheet.
     The Company expects to make cash payments for severance against the remaining liability through the first half of 2010.
16. RETIREMENT BENEFITS
Pension Benefits
     The Company has three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands. Plan benefits are generally based upon age at retirement, years of service and the level of compensation. The trustees of these plans, in consultation with their respective actuaries, recommend annual funding to be made to the plans at a level they believe to be appropriate for the plans to meet their long-term obligations. The employees also make contributions based on a percentage of eligible salary. The Company also has three small, unfunded defined benefit pension plans covering certain current or former employees of its German businesses. The Company funds the obligations for these plans with insurance contracts. For the years ended December 31, 2009 and 2008, the Company has excluded these small German plans from its pension disclosure herein, since the plans are not material.
     In accordance with SFAS No. 158 or ASC Topic 715, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) the Company reflects the funded status of its pension plans in its consolidated balance sheets. Effective December 31, 2008, SFAS No. 158 or ASC Topic 715 also requires measurement of plan assets and benefit obligations at December 31, the date of the Company’s year end. The Company already used a December 31 measurement date so adoption of this provision had no impact.

     Components of net periodic benefit cost are as follows:

	Year ended December 31,
	2009	2008	2007
Service cost of benefits earned	$1,058	$2,041	$3,526
Interest cost on benefit obligations	4,367	5,195	5,427
Expected return on plan assets	(6,388)	(7,180)	(6,697)
Curtailment Gain	—	(3,736)	—
Amortization of net loss	(226)	(243)	—

Net periodic pension cost (income)	$(1,189)	$(3,923)	$2,256

     In 2008, as a result of the closure and job reductions related to the Company’s facility in Eerbeek, Netherlands, the Company recognized a $3,736 curtailment gain attributable to the decrease in liability associated with the reduction in pension benefits. The curtailment gain was recognized in 2008, consistent with the timing of the related employees’ terminations. See Note 15 for more information on the facility closure.
     The following tables show the changes in the benefit obligation, plan assets and funded status of the Company’s benefit plans:

	December 31,	December 31,
	2009	2008
Change in projected benefit obligation
Benefit obligation at beginning of year	$65,532	$96,153
Service cost of benefits earned	1,058	2,041
Interest cost on benefit obligation	4,367	5,195
Participant contributions	488	701
Curtailment gain	—	(3,736)
Actuarial losses (gains)	16,385	(10,888)
Benefit payments	(3,406)	(3,255)
Exchange rate (gain) loss	6,762	(20,679)

Benefit obligation at end of year	91,186	65,532

Change in fair value of plan assets
Fair value of plan assets at beginning of year	86,414	117,374
Actual return on plan assets	9,637	(3,517)
Employer contributions	1,980	2,809
Participant contributions	488	701
Benefit payments	(3,406)	(3,255)
Exchange rate gain (loss)	8,568	(27,698)

Fair value of plan assets at end of year	103,681	86,414

Funded status at end of year	$(12,495)	$(20,882)

Amounts recognized on the balance sheet
Other noncurrent assets	$12,495	$20,882
Other noncurrent liabilities	—	—

Net amount recognized	$12,495	$20,882

Amounts recognized in accumulated other comprehensive income
Net actuarial gain	$(1,420)	$(15,080)
Income tax provision related to the net actuarial gain	4,300	4,176

Net amount recognized	$2,880	$(10,904)

     In 2010, the Company expects to amortize net actuarial gains totaling $41 from accumulated other comprehensive income into net periodic benefit cost.
     The accumulated benefit obligation for the defined benefit pension plans was $89,725 and $63,119 at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the fair value of plan assets for each of the pension plans exceeded the projected benefit obligations and accumulated benefit obligations.

Plan Assumptions
     The weighted average assumptions used to determine the Company’s defined benefit obligations were as follows:

	December 31,	December 31,
	2009	2008
Discount rate	5.60%	6.42%
Compensation increase	3.52%	3.42%
The weighted average assumptions used to determine net periodic benefit costs were as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007
Discount rate	6.43%	5.63%	4.92%
Expected return on plan assets	6.96%	6.30%	5.89%
Compensation increases	3.43%	3.42%	3.56%
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
     The weighted average asset allocations by asset category for the Company’s pension plan assets were as follow as of the end of the last two years:

	December 31,	December 31,
	2009	2008
Equity securities	27%	22%
Fixed — income securities	70%	75%
Other	3%	3%

	100%	100%

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
     Pregis’s long-term objectives for plan investments are to ensure that (a) there is an adequate level of assets to support benefit obligations to participants over the life of the plans, (b) there is sufficient liquidity in plan assets to cover current benefit obligations, and (c) there is a high level of investment return consistent with a prudent level of investment risk. The investment strategy is focused on a stable return, weighted more towards a fixed income strategy, with modest investment return opportunity related to a lesser extent on equity securities. To accomplish this objective, the Company causes assets to be invested in a mix of fixed income and equity investments. Management expects investment mix to be consistent with prior year mix which has typically ranged from 65% — 70% in fixed income securities and 25% — 35% in equity securities.

     The Company expects to contribute $2,090 to its pension plans in 2010.
     Following are the estimated future benefit payments to be made in the years indicated:

Year	Amount
2010	$3,423
2011	3,522
2012	3,387
2013	3,356
2014	3,380
2015 — 2019	18,278
     The fair values of the Company’s pension plan assets at December 31, 2009 by asset category are as follows:

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Observable
		Assets	Inputs
	Total	Level 1	Level 2
Asset Category

Cash	$243	$243	$—

Fixed Income Securities
Government Treasuries	5,282	5,282	—
Corporate Bonds	53,247	—	53,247

Other Types of Investments
L&G Consensus Index [1]	30,732	—	30,732
Insurance Contracts [2]	14,177	—	—

Total December 31, 2009	$103,681	$5,525	$83,979

1	— This category contains investments in equity securities (approximately 80.4%), fixed income securities (approximately 14.0%), and cash (approximately 5.6%).

2	— This represent the estimated contract value with the insurer of the plan. The company uses the contract value as a practical expedient in measuring fair value.

Defined Contribution Plans
     The Company sponsors two 401(k) defined contribution plans, one for salaried and hourly nonunion employees and one for hourly union employees, in which its U.S. employees are eligible to participate. Under these plans, employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, under the salaried and hourly nonunion plan, the Company may make a discretionary profit sharing contribution, if Company performance objectives are achieved. The Company’s contributions to these plans in the years ended December 31, 2009, 2008 and 2007 totaled $1,270, $2,540 and $2,431, respectively.
     The Company also sponsors several small, defined contribution plans at certain of its foreign operating units. The Company contribution is a defined percentage of eligible salary and in certain of the plans the employees also make contributions. The total expense for these plans was $233, $260 and $358 for the years ended December 31, 2009, 2008 and 2007, respectively.
Pension and Related Assets and Liabilities in the Balance Sheet
     Pension and related assets, as reflected in the consolidated balance sheets, also include the insurance investment contracts relating to the unfunded German pension plans which are excluded from the pension disclosure herein. The asset values totaled $1,458 and $1,548 at December 31, 2009 and 2008, respectively.
     Pension and related liabilities, as reflected in the consolidated balance sheets, include the obligations for the German pension plans, totaling $3,321 and $3,192 at December 31, 2009 and 2008, respectively, and for termination liabilities and other benefit-related liabilities established at certain of the Company’s foreign subsidiaries. The termination amounts are payable to the employees when they separate from the company. The liabilities are calculated in accordance with civil and labor laws based on each employee’s length of service, employment category and remuneration, and are calculated at the amount that the employee would be entitled to, if the employee terminated immediately. The liabilities related to these arrangements totaled $1,130 and $2,927 at December 31, 2009 and 2008, respectively.
17. STOCK-BASED COMPENSATION
     In October 2005, Pregis Holding I Corporation, the Company’s ultimate parent company, established the Pregis Holding I Corporation 2005 Stock Option Plan (the “Pregis Plan”) to provide for the grant of nonqualified and incentive stock options to key employees, consultants and directors of the Company. At December 31, 2009, the number of shares available for grant under the Pregis Plan was 2,091.62, of which approximately 201.11 remain available for grant.
     The majority of the options issued pursuant to the Pregis Plan vest equally over a five-year period as service is rendered. The Company recognizes the compensation cost of all share-based awards, other than those with performance conditions, on a straight-line basis over the vesting period of the award. In 2007 and 2008, certain management employees were awarded performance-based options, which may vest in three equal installments if defined performance objectives are met for each or any of the three years to which they relate. Vesting may be accelerated at any time as determined by the committee administering the Pregis Plan. The options expire if not exercised within ten years of the date of grant. Additionally, vested options will generally terminate 45 days after termination of employment.
     The fair value of each option award granted after adoption of SFAS No. 123R or ASC Topic 718 has been estimated on the date of grant using the Black-Scholes option-valuation model, using the following assumptions:

	Year Ended December 31,
	2009	2008	2007
Expected term (in years)	3.0 - 5.0	3.0 - 5.0	3.0 - 5.0
Volatility	35.0%	30.0%	30.0%
Risk — free interes rate	1.3% - 2.5%	1.4% - 3.5%	3.4% - 4.6%
Dividend yield	—	—	—
     The expected terms of the option grants were estimated, based on the vesting periods for the grants. Since the Company has minimal historical experience with respect to exercise behavior for its options, this was considered to be a reasonable estimate in relation to exercise behavior experienced by similar private-equity owned entities. The risk-free interest rate assumption is based on U.S. Treasury security yields for issues with a remaining term equal to the option’s expected life at the time of grant. The Company does not have publicly traded equity, so it does not have historical data regarding the volatility of its common stock. Therefore, the expected volatility used for 2009, 2008, and 2007 was based on volatility of similar entities, referred to as “guideline” companies. In determining similarity, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s stock is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future. Based on its minimal historical experience of pre-vesting cancellations, the Company has assumed an annual forfeiture rate of 5% for the majority of its option grants. These assumptions are evaluated, and revised as necessary, based on changes in market conditions and historical experience.
     The Company’s stock option activity for the years ended December 31, 2009, 2008 and 2007 under the Pregis Plan is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at January 1, 2007	1,435.29	$13,000.00
Granted	665.58	17,968.00
Exercised	—	—
Forfeited	(305.21)	13,000.00
Expired	(86.91)	13,000.00

Outstanding at December 31, 2007	1,708.75	$14,935.00
Granted (1)	342.76	20,000.00
Exercised	(21.85)	13,000.00
Forfeited	(184.84)	16,230.00
Expired	(35.65)	13,000.00

Outstanding at December 31, 2008 (1)	1,809.17	$15,782.00
Granted	346.70	19,610.00
Exercised	(45.00)	13,000.00
Forfeited	(233.39)	16,346.00
Expired	(64.20)	15,307.00

Outstanding at December 31, 2009	1,813.28	16,524.00	7.14 years

Exercisable at December 31, 2009	865.75	14,868.00	6.20 years

(1)	Amounts granted in 2009 and outstanding at December 31, 2009 do not include 65.73 of performance-based options for which fair value will be calculated when the 2010, 2011, and 2012 performance objectives are determined and are deemed probable.
     The weighted average grant-date fair value of options granted was $5,204, $5,989 and $6,147 per share for the years ended December 31, 2009, 2008 and 2007, respectively. The total grant-date fair of options that vested during 2009 and 2008 was $3,834 and $3,092, respectively.
     As of December 31, 2009, there was $3,777 of unrecognized compensation cost related to non-vested options granted in 2006 through 2009 under the plans. This cost is expected to be amortized over a weighted-average service period of approximately 3.0 years. For the years ended December 31, 2009, 2008 and 2007, the Company recognized share-based compensation expense of $1,353 ($851, net of tax), $951 ($598, net of tax) and $558 ($381, net of tax), respectively.
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

18. SEGMENT AND GEOGRAPHIC INFORMATION
     The Company reports its segment information in accordance with SFAS No. 131 or ASC Topic 280, Disclosures About Segments of an Enterprise and Related Information. Through the third quarter of 2008, the Company classified its operations into four reportable segments, known as Protective Packaging, Flexible Packaging, Hospital Supplies and Rigid Packaging.
     The Protective Packaging segment represents an aggregation of the Company’s North American and European protective packaging businesses and its Hexacomb operating segments. These businesses have comparable economic characteristics and similarities in their product offerings, production processes, marketing and distribution channels, and end-users.
     In the fourth quarter of 2008, the Company hired a new executive to manage the operations of the flexible packaging, hospital supplies and rigid packaging businesses as an integrated specialty packaging segment, in support of the Company’s strategy to drive synergies across these businesses. This new executive reports directly to the chief operating decision maker, with each of the business managers reporting up to him. He is responsible for executing the growth strategy of these businesses, including acquisition/divestiture, restructuring, and capital investment decisions, and provides integrated specialty packaging information to the chief operating decision maker. In the fourth quarter of 2008, the Company began reporting the operations of its flexible packaging, hospital supplies and rigid packaging businesses as one reportable segment, Specialty Packaging, to be aligned with the aforementioned changes in its internal management structure and related changes in information provided to the chief operating decision maker. As a result, the Company now reports two reportable segments:
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
     Specialty Packaging – This segment provides innovative packaging solutions for food, medical, and other specialty packaging applications, primarily in Europe.
     In accordance with the requirements of SFAS No. 131 or ASC Topic 280, the segment information presented for the year ended December 31, 2007 has been restated to conform to the Company’s new reportable segment structure.
          The Company evaluates performance and allocates resources to each segment based on segment EBITDA, which is calculated internally as net income before interest, taxes, depreciation, amortization, and restructuring expense and adjusted for other non-cash activity. Management believes that segment EBITDA provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment EBITDA should not be considered in isolation or as a substitute for net income or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States. Additionally, the Company’s computation of segment EBITDA may not be comparable to other similarly titled measures computed by other companies.

     Information regarding the Company’s reportable segments is as follows:

	Year ended December 31,
	2009	2008	2007
Net Sales:
Protective Packaging	$497,144	$661,976	$636,939
Specialty Packaging	304,080	357,388	342,460

	$801,224	$1,019,364	$979,399

	Year ended December 31,
	2009	2008	2007
Segment EBITDA:
Protective Packaging	$52,561	$61,166	$80,328
Specialty Packaging	41,339	42,523	48,608

Total segment EBITDA	93,900	103,689	128,936
Corporate expenses (1)	(17,539)	(11,525)	(23,611)
Restructuring expense	(15,207)	(9,321)	(2,926)
Curtailment	—	3,736	—
Depreciation and amortization	(44,783)	(52,344)	(55,799)
Interest expense	(42,604)	(49,069)	(46,730)
Interest income	394	875	1,325
Unrealized foreign exchange gain (loss), net	6,126	(14,022)	2,692
Non-cash stock compensation	(1,353)	(951)	(558)
Goodwill Impairment	—	(19,057)	(403)
Other	57	(1,606)	3

Income (loss) before income taxes	$(21,009)	$(49,595)	$2,929

Depreciation and Amortization
Protective Packaging	$28,214	$32,082	$32,792
Specialty Packaging	15,944	19,680	23,007
Corporate	625	582	—

Total depreciation and amortization	$44,783	$52,344	$55,799

Capital Spending
Protective Packaging	$12,605	$18,239	$18,887
Specialty Packaging	12,440	12,643	15,739

	$25,045	$30,882	$34,626

	As of December 31,
	2009	2008
Assets:
Protective Packaging	$305,723	$357,943
Specialty Packaging	228,812	230,556
Corporate (2)	196,012	147,877

Total assets	$730,547	$736,376

(1)	Corporate expenses include the costs of corporate support functions, such as information technology, finance, human resources, legal and executive management which have not been allocated to the segments. Additionally, corporate expenses may include other non-recurring or non-operational activity that the chief operating decision maker excludes in assessing business unit performance. These expenses, along with depreciation and amortization and other non-operating activity such as interest expense/income and foreign exchange gains/losses are not considered in the measure of the segments’ operating performance, but are shown herein as reconciling items to the Company’s consolidated income (loss) before income taxes.

(2)	Corporate assets include goodwill, deferred financing costs, and other assets attributed to the corporate support functions.
Net Sales by Major Product Line

	Year ended December 31,
	2009	2008	2007
Protective packaging	$497,144	$661,976	$636,939
Flexible packaging	167,540	188,160	170,617
Rigid packaging	54,698	63,651	71,805
Medical supplies and packaging	81,842	105,577	100,038

Total net sales	$801,224	$1,019,364	$979,399

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
Net Sales by Geographic Area
     The following table provides certain geographic-area information, as determined based on the country from which the sales originate and in which the assets are based:

	Net Sales			Total Long-Lived Assets (e)
	Year ended December 31,			Year ended December 31,
	2009	2008	2007	2009	2008
United States	$273,846	$341,543	$340,876	$196,524	$207,170
Germany	209,792	254,629	237,208	104,631	107,380
United Kingdom	134,827	164,737	177,808	22,984	38,413
Western Europe ( a )	65,350	88,742	70,701	31,606	33,439
Southern Europe ( b )	38,657	64,450	60,996	23,302	25,171
Central Europe ( c )	36,802	58,993	50,835	28,070	29,492
Accumulated Other ( d )	41,950	46,270	40,975	14,947	16,530

Total	$801,224	$1,019,364	$979,399	$422,064	$457,595

(a)	Includes Belgium and the Netherlands.

(b)	Includes Spain, Italy, and France.

(c)	Includes Poland, Hungary, the Czech Republic, Bulgaria, and Romania.

(d)	Includes Canada, Mexico, and Egypt.

(e)	Total long-lived assets are total assets, excluding intercompany notes and investments, less current assets.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

	Year ended December 31,
	2009	2008	2007
Cummulative foreign currency translation adjustment	$(4,879)	$(5,206)	$8,367
Net unrealized gains (losses) on derivative instruments	(3,084)	(1,889)	1,161
Defined benefit pension adjustments	(2,880)	10,904	11,058

	$(10,843)	$3,809	$20,586

20. COMMITMENTS AND CONTINGENCIES
Financing commitments
     At December 31, 2009, the Company had letters of credit outstanding under its credit facility and foreign lines of credit totaling $12,863.
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

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2009:

Net Sales	$185,544	$196,003	$207,047	$212,630
Cost of sales, excluding depreciation and amortization	141,007	147,049	156,088	165,371
Depreciation and amortization	11,471	11,305	12,607	9,400
Operating income (loss)	(1,531)	6,512	7,425	2,492
Income (loss) before income taxes	(14,076)	5,230	(827)	(11,336)
Net income (loss)	(10,408)	3,063	(3,341)	(7,324)

Year Ended December 31, 2008:

Net Sales	$259,322	$275,216	$265,188	$219,638
Cost of sales, excluding depreciation and amortization	202,494	216,276	205,673	174,247
Depreciation and amortization	13,540	13,610	13,584	11,610
Operating income (loss)	8,278	7,266	10,098	(12,315)
Loss before income taxes	(562)	(4,448)	(12,764)	(31,821)
Net loss	(3,272)	(5,569)	(11,962)	(26,927)
22. SUBSEQUENT EVENTS
     On February 19, 2010 Pregis acquired all of the outstanding stock of IntelliPack, Inc. through one of its wholly owned subsidiaries, Pregis Management Corporation. The initial purchase price of $31.5 million was funded with cash-on-hand. In accordance with the terms of the agreement, additional future consideration may be payable by Pregis if certain future performance targets are achieved by IntelliPack.
23. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2009

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$40,883	$—	$39,552	$—	$80,435
Accounts receivable
Trade, net of allowances	—	—	30,394	90,418	—	120,812
Affiliates	—	64,072	62,382	3,963	(130,417)	—
Other	—	—	10	12,025	—	12,035
Inventories, net	—	—	20,051	60,973	—	81,024
Deferred income taxes	—	134	2,507	2,438	—	5,079
Due from Pactiv	—	—	—	1,169	—	1,169
Prepayments and other current assets	—	3,492	1,063	3,374	—	7,929

Total current assets	—	108,581	116,407	213,912	(130,417)	308,483
Investment in subsidiaries / intercompany balances	58,792	484,778	—	—	(543,570)	—
Property, plant and equipment, net	—	1,239	66,525	159,118	—	226,882
Other assets
Goodwill	—	—	85,176	41,074	—	126,250
Intangible assets, net	—	—	15,763	22,291	—	38,054
Other	—	8,092	3,381	19,405	—	30,878

Total other assets	—	8,092	104,320	82,770	—	195,182

Total assets	$58,792	$602,690	$287,252	$455,800	$(673,987)	$730,547

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$300	$—	$300
Accounts payable	—	4,972	16,820	56,916	—	78,708
Accounts payable, affiliate	—	32,152	46,676	51,595	(130,423)	—
Accrued income taxes	—	(1,365)	1,188	5,413	—	5,236
Accrued payroll and benefits	—	16	4,148	10,078	—	14,242
Accrued interest	—	7,720	—	2	—	7,722
Other	—	1	6,297	11,713	—	18,011

Total current liabilities	—	43,496	75,129	136,017	(130,423)	124,219
Long-term debt	—	502,256	—	278	—	502,534
Intercompany balances	—	—	106,933	295,747	(402,680)	—
Deferred income taxes	—	(8,485)	20,287	7,919	—	19,721
Other	—	6,631	5,820	12,830	—	25,281
Total Stockholder’s equity	58,792	58,792	79,083	3,009	(140,884)	58,792

Total liabilities and stockholder’s equity	$58,792	$602,690	$287,252	$455,000	$(673,987)	$730,547

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$9,764	$31,415	$—	$41,179
Accounts receivable
Trade, net of allowances	—	—	30,338	91,398	—	121,736
Affiliates	—	75,907	70,569	1,864	(148,340)	—
Other	—	—	57	13,772	—	13,829
Inventories, net	—	—	23,829	64,038	—	87,867
Deferred income taxes	—	134	2,589	1,613	—	4,336
Due from Pactiv	—	—	—	1,399	—	1,399
Prepayments and other current assets	—	2,457	1,316	4,662	—	8,435

Total current assets	—	78,498	138,462	210,161	(148,340)	278,781
Investment in subsidiaries and intercompany balances	90,101	524,168	—	—	(614,269)	—
Property, plant and equipment, net	—	1,704	74,590	168,830	—	245,124
Other assets
Goodwill	—	—	85,597	41,798	—	127,395
Intangible assets, net	—	—	17,150	24,104	—	41,254
Other	—	7,734	4,046	32,042	—	43,822

Total other assets	—	7,734	106,793	97,944	—	212,471

Total assets	$90,101	$612,104	$319,845	$476,935	$(762,609)	$736,376

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$4,641	$—	$261	$—	$4,902
Accounts payable	—	1,257	15,081	62,754	—	79,092
Accounts payable, affiliates	—	46,698	61,668	39,974	(148,340)	—
Accrued taxes	—	(374)	1,217	6,121	—	6,964
Accrued payroll and benefits	—	114	3,616	7,923	—	11,653
Accrued interest	—	6,905	—	—	—	6,905
Other	—	84	5,663	15,993	—	21,740

Total current liabilities	—	59,325	87,245	133,026	(148,340)	131,256
Long-term debt	—	460,128	—	586	—	460,714
Intercompany balances	—	—	137,778	288,577	(426,355)	—
Deferred income taxes	—	(4,315)	20,331	8,897	—	24,913
Other	—	6,865	6,907	15,620	—	29,392

Total stockholder’s equity	90,101	90,101	67,584	30,229	(187,914)	90,101

Total liabilities and stockholder’s equity	$90,101	$612,104	$319,845	$476,935	$(762,609)	$736,376

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$281,361	$527,871	$(8,008)	$801,224

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	200,639	416,884	(8,008)	609,515
Selling, general and administrative	—	18,424	34,629	63,995	—	117,048
Depreciation and amortization	—	624	15,125	29,034	—	44,783
Other operating expense, net	—	3,830	2,905	8,245	—	14,980

Total operating costs and expenses	—	22,878	253,298	518,158	(8,008)	786,326

Operating income (loss)	—	(22,878)	28,063	9,713	—	14,898
Interest expense	—	2,148	15,328	25,128	—	42,604
Interest income	—	(85)	—	(309)	—	(394)
Foreign exchange loss (gain), net	—	(3,820)	20	(2,503)	—	(6,303)
Equity in loss of subsidiaries	18,010	2,338	—	—	(20,348)	—

Income (loss) before income taxes	(18,010)	(23,459)	12,715	(12,603)	20,348	(21,009)
Income tax expense (benefit)	—	(5,449)	1,272	1,178	—	(2,999)

Net income (loss)	$(18,010)	$(18,010)	$11,443	$(13,781)	$20,348	$(18,010)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$351,564	$678,643	$(10,843)	$1,019,364

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	265,568	543,965	(10,843)	798,690
Selling, general and administrative	—	11,946	41,591	74,263	—	127,800
Depreciation and amortization	—	577	16,378	35,389	—	52,344
Goodwill Impairment	—	—	—	19,057		19,057
Other operating expense, net	—	648	923	6,575	—	8,146

Total operating costs and expenses	—	13,171	324,460	679,249	(10,843)	1,006,037

Operating income (loss)	—	(13,171)	27,104	(606)	—	13,327
Interest expense	—	(4,482)	18,018	35,533	—	49,069
Interest income	—	(190)	—	(685)	—	(875)
Foreign exchange loss	—	3,452	—	11,276	—	14,728
Equity in loss of subsidiaries	47,730	34,876	—	—	(82,606)	—

Income (loss) before income taxes	(47,730)	(46,827)	9,086	(46,730)	82,606	(49,595)
Income tax expense (benefit)	—	903	(1,033)	(1,735)	—	(1,865)

Net income (loss)	$(47,730)	$(47,730)	$10,119	$(44,995)	$82,606	$(47,730)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$348,230	$639,262	$(8,093)	$979,399
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	254,409	493,919	(8,093)	740,235
Selling, general and administrative	—	23,754	41,457	71,969	—	137,180
Depreciation and amortization	—	—	18,564	37,235	—	55,799
Other operating expense, net		—	(96)	286	—	190

Total operating costs and expenses	—	23,754	314,334	603,409	(8,093)	933,404

Operating income (loss)	—	(23,754)	33,896	35,853	—	45,995
Interest expense	—	(4,334)	20,607	30,457	—	46,730
Interest income	—	(817)	—	(508)	—	(1,325)
Foreign exchange (gain) loss	—	(7,224)	(2)	4,887	—	(2,339)
Equity in loss (income) of subsidiaries	4,779	(8,014)	—	—	3,235	—

Income (loss) before income taxes	(4,779)	(3,365)	13,291	1,017	(3,235)	2,929
Income tax expense (benefit)	—	1,414	11	6,283	—	7,708

Net income (loss)	$(4,779)	$(4,779)	$13,280	$(5,266)	$(3,235)	$(4,779)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(18,010)	$(18,010)	$11,443	$(13,781)	$20,348	$(18,010)
Non-cash adjustments	18,010	1,294	15,766	26,435	(20,348)	41,157
Changes in operating assets and liabilities, net of effects of acquisitions	—	699	(41)	1,812	—	2,470

Cash provided by operating activities	—	(16,017)	27,168	14,466	—	25,617

Investing activities
Capital expenditures	—	(159)	(8,220)	(16,666)	—	(25,045)
Sales leaseback proceeds	—	—	—	9,850	—	9,850
Proceeds from sale of assets	—	—	2,132	(366)	—	1,766

Cash used in investing activities	—	(159)	(6,088)	(7,182)	—	(13,429)

Financing activities
Intercompany activity	—	30,844	(30,844)	—	—	—
Proceeds from 2009 note issuance, net of discount	—	172,173	—	—	—	172,173
Procees from revolving credit facility	—	42,000	—	—	—	42,000
Retirement of term B1 & B2 notes	—	(176,991)	—	—	—	(176,991)
Deferred finaning costs	—	(6,466)	—	—	—	(6,466)
Repayment of long-term debt	—	(4,312)	—	—	—	(4,312)
Other, net	—		—	(269)	—	(269)

Cash provided by (used in) financing activities	—	57,248	(30,844)	(269)	—	26,135
Effect of exchange rate changes on cash and cash equivalents	—	(189)	—	1,122	—	933

Increase (decrease) in cash and cash equivalents	—	40,883	(9,764)	8,137	—	39,256
Cash and cash equivalents, beginning of period	—	—	9,764	31,415	—	41,179

Cash and cash equivalents, end of period	$—	$40,883	$—	$39,552	$—	$80,435

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(47,730)	$(47,730)	$10,119	$(44,995)	$82,606	$(47,730)
Non-cash adjustments	47,730	44,239	14,257	55,719	(82,606)	79,339
Changes in operating assets and liabilities, net of effects of acquisitions	—	(15,328)	4,750	18,623	—	8,045

Cash (used in) provided by operating activities	—	(18,819)	29,126	29,347	—	39,654

Investing activities
Capital expenditures	—	—	(7,408)	(23,474)	—	(30,882)
Proceeds from sale of assets	—	—	7	1,056	—	1,063
Business acquisitions, net of cash acquired	—	—	—	(958)	—	(958)
Insurance proceeds				3,205		3,205
Other, net	—	—	—	(969)	—	(969)

Cash used in investing activities	—	—	(7,401)	(21,140)	—	(28,541)

Financing activities
Intercompany activity	—	11,961	(11,961)	—	—	—
Repayment of long-term debt	—	(1,893)	—	—	—	(1,893)
Other, net	—	—	—	(115)	—	(115)

Cash (used in) provided by financing activities	—	10,068	(11,961)	(115)	—	(2,008)
Effect of exchange rate changes on cash and cash equivalents	—	110	—	(3,025)	—	(2,915)

Increase (decrease) in cash and cash equivalents	—	(8,641)	9,764	5,067	—	6,190
Cash and cash equivalents, beginning of year	—	8,641	—	26,348	—	34,989

Cash and cash equivalents, end of year	$—	$—	$9,764	$31,415	$—	$41,179

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(4,779)	$(4,779)	$13,280	$(5,266)	$(3,235)	$(4,779)
Non-cash adjustments	4,779	(11,483)	17,562	37,186	3,235	51,279
Changes in operating assets and liabilities, net of effects of acquisitions	—	14,115	(16,488)	7,048	—	4,675

Cash (used in) provided by operating activities	—	(2,147)	14,354	38,968	—	51,175

Investing activities
Capital expenditures	—	—	(10,161)	(24,465)	—	(34,626)
Proceeds from sale of assets	—	—	513	262	—	775
Business acquisitions, net of cash acquired	—	—	—	(28,785)		(28,785)
Insurance proceeds				884		884
Other, net	—	—	—	(226)	—	(226)

Cash used in investing activities	—	—	(9,648)	(52,330)	—	(61,978)

Financing activities
Intercompany activity	—	13,069	(12,655)	(414)	—	—
Deferred financing costs	—	(1,237)	—	—	—	(1,237)
Repayment of long-term debt	—	(1,828)	—	—	—	(1,828)
Other, net	—	—	—	218	—	218

Cash used in (provided by) financing activities	—	10,004	(12,655)	(196)	—	(2,847)
Effect of exchange rate changes on cash and cash equivalents	—	784	—	2,188	—	2,972

Increase (decrease) in cash and cash equivalents	—	8,641	(7,949)	(11,370)	—	(10,678)
Cash and cash equivalents, beginning of year	—	—	7,949	37,718	—	45,667

Cash and cash equivalents, end of year	$—	$8,641	$—	$26,348	$—	$34,989

Schedule II — Valuation and Qualifying Accounts
(dollars in thousands)

				Changes in
	Balance at	Additions		foreign
	beginning of	charged to	Deductions/	currency	Balance at end
Description	period	income	Other	exchange rates	of period
Allowance for doubtful accounts
Year ended December 31, 2009	$5,357	$1,928	$(1,614)	$344	$6,015
Year ended December 31, 2008	5,313	1,562	(1,126)	(392)	5,357
Year ended December 31, 2007	4,055	973	(111)	396	5,313

Deferred tax asset valuation reserve
Year ended December 31, 2009	$25,911	$3,684	$3,252	$851	$33,698
Year ended December 31, 2008	17,068	10,011	(893)	(275)	25,911
Year ended December 31, 2007	18,055	4,706	(6,314)	621	17,068

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
Management’s Report on Internal Controls over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principals. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.” The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2009.
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
Changes in Internal Control over Financial Reporting
     For the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following table provides information about the current directors of Pregis Holding II and the executive officers of Pregis Holding II and Pregis Corporation. The biographies of each of our directors contain a description of the experience, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director for the Company.

Name	Age	Position with our Company
Michael T. McDonnell	52	President, Chief Executive Officer and Director
D. Keith LaVanway	45	Vice President and Chief Financial Officer
Kevin J. Baudhuin	47	President, Protective Packaging North America
Jeff Kellar	54	President, Hexacomb
Borge Kvamme	57	President, Specialty Packaging
Thomas O’Neill	58	Vice President, Human Resources
Paul Pak	50	Vice President, Procurement
Peter Rijneveldshoek	58	President, Protective Packaging Europe
Hartmut Scherf	60	General Manager, Flexibles
John L. Garcia	53	Chairman of the Board
Glenn Fischer	59	Director
Brian R. Hoesterey	42	Director
James W. Leng	64	Director
James D. Morris	56	Director
John P. O’Leary, Jr.	63	Director
Thomas J. Pryma	36	Director
James E. Rogers	64	Director
     Michael T. McDonnell became our President and Chief Executive Officer and a director of our company and our parent companies on October 6, 2006. Prior to that, Mr. McDonnell served as Group Vice President of the Environment Technologies Group of Engelhard Corporation, a surface and materials science company that was acquired by BASF Aktiengesellschaft in June 2006. Mr. McDonnell joined Engelhard in 2002 as Vice President, Enterprise Technologies. Previously, from 1998 to 2002, Mr. McDonnell was with Cytec Industries, a specialty chemicals and materials company, as Vice President, Coating and Performance Chemicals and Vice President, Specialty Resins. Mr. McDonnell has extensive executive experience in operations and strategic planning in the consumer and industrial product sectors. He is also uniquely qualified to serve as one of our directors due to his detailed knowledge of our operations.
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

     Paul Pak became our Vice President, Procurement, effective September 1, 2008. Prior to joining Pregis, Mr. Pak worked with Chrysler LLC where he held positions of increasing responsibility in the procurement and supply chain functions, including his most recent assignment as Executive Director, Chrysler Global Sourcing. Prior to this position, he led the procurement, quality and logistics activities of DaimlerChrysler in Northeast Asia based in Beijing, China as a Vice President of DaimlerChrysler’s Global procurement & Supply organization.
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
     Peter Rijneveldshoek became Pregis’s President, Protective Packaging Europe, effective August 1, 2009. Mr. Rijneveldshoek worked with Ashland Inc. for over 30 years. He held positions of increasing responsibility in sales, marketing and general management, including serving as President, Ashland Performance and President, Ashland – Europe.
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
     Borge Kvamme became Pregis’s President, Specialty Packaging effective January 4, 2010. Prior to joining Pregis, Mr. Kvamme worked with Elopak for 25 years, most recently serving as Executive Vice President EMEA division. Mr. Kvamme also held the position of Chief Marketing Officer for Elopak. Throughout his career with Elopak, Mr. Kvamme held positions of increasing responsibility in sales, marketing and general management and was responsible for leading the innovation process within the company.
     John L. Garcia became the Chairman of the board of directors of Pregis Holding II on May 18, 2005. Mr. Garcia has been Chief Executive Officer of AEA Investors LP since 2006 and President of AEA Investors LP and its predecessor since 2002 and was a Managing Director of AEA Investors Inc. from 1999 through 2002. From 1994 to 1999, Mr. Garcia was a Managing Director with Credit Suisse First Boston LLC, formerly known as Credit Suisse First Boston Corporation, where he served as Global Head of the Chemicals Investment Banking Group and Head of the European Acquisition and Leveraged Finance and Financial Sponsor Groups. Before joining Credit Suisse First Boston, Mr. Garcia worked at Wertheim Schroder in New York as an investment banker and at ARCO Chemicals in research, strategic planning and commercial development. Mr. Garcia is currently a director of AEA Investors LP and Convenience Food Systems B.V. Mr. Garcia has extensive experience in investment banking, corporate finance and strategic planning, including in the value-added industrial and specialty chemical products industries.
     Glenn Fischer became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition and served as our Interim Chief Executive Officer from December 1, 2005 to February 28, 2006. Mr. Fischer is an operating partner with AEA Investors LP, which he joined in 2005. From 2000 to 2005 he was President and Chief Operating Officer of Airgas, Inc., the largest U.S. distributor of industrial, medical and specialty gases, welding, safety and related products. Mr. Fischer joined Airgas after spending 19 years with The BOC Group in a wide range of positions leading to his appointment in 1997 as President of BOC Gases, North America. In addition to his responsibility for all North American operations, Mr. Fischer served on The BOC Group Executive Management Board. Prior to joining BOC in 1981, Mr. Fischer served at W.R. Grace in a variety of finance, planning and management roles. He is currently a director of Henry Corporation, Behavioral Interventions, and SRS Roofing Supply Corporation. Mr. Fischer has extensive experience in finance, planning and management and industrial operations and significant executive experience in the industrial sector.
     Brian R. Hoesterey became a director of Pregis Holding II on May 18, 2005. Mr. Hoesterey is a partner with AEA Investors LP, which he joined in 1999. Prior to joining AEA Investors, he was with BT Capital Partners, the private equity investment vehicle of Bankers Trust. Mr. Hoesterey has also previously worked for McKinsey & Co.

and the investment banking division of Morgan Stanley. He is currently a director of Henry Corporation, CPG International Inc., Unifrax Corporation, Houghton International, and SRS Roofing Supply Corporation. Mr. Hoesterey has extensive experience with industrial manufacturing operations, corporate finance and strategic planning. He also has significant experience serving as a director of other large companies in the industrial sector.
     James W. Leng became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition. Mr. Leng currently serves as on the boards of TNK-BP Limited, Tata Steel Limited (India), Alstom SA (France), and Doncasters Group Limited. Mr. Leng’s past appointments include Corus Group plc, Pilkington plc, Hanson plc, Laporte plc, and Low & Bonar plc. Mr. Leng has extensive experience in corporate governance and strategic planning including in the consumer and industrial products sectors.
     James D. Morris became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition and served as our Chief Executive Officer from October 12, 2005 to December 31, 2005. Mr. Morris served as Senior Vice President and General Manager, Protective and Flexible Packaging for Pactiv from January 2000 until becoming our Chief Executive Officer. Prior to 2000, and since he joined Pactiv in 1995, Mr. Morris was Vice President, Manufacturing and Engineering of Pactiv’s Consumer and North American Foodservice divisions. In 1993, he became Vice President of Operations for Plastics Packaging at Mobil Corporation and served in that role until that business was acquired by Tenneco in 1995. He began his career as an engineer at Mobil Corporation in 1975. Mr. Morris has extensive experience in corporate operations and executive leadership. He is uniquely qualified to serve on our board, having previously worked in the senior management of our Company for five years before joining our board.
     John P. O’Leary, Jr. became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition. Mr. O’Leary has served as President and Chairman of Kenson Plastics Inc., a specialty plastic converting company, since November 2008. Mr. O’Leary served as Senior Vice President, SCA North America, a packaging supplier, from 2002 through 2004. From 2001 through 2004, he was President and Chief Executive Officer of Tuscarora Incorporated, a wholly-owned subsidiary of SCA Packaging International B.V. and a division of SCA North America. Tuscarora is a producer and manufacturer of custom design protective packaging. Prior to SCA’s acquisition of Tuscarora, Mr. O’Leary was Tuscarora’s CEO, President, from 1989 to 2001, and its Chairman of the Board from 1992 through 2001. Mr. O’Leary currently serves on the Board of Directors of Matthews International Corp. Mr. O’Leary has extensive experience in strategic planning and corporate operations including in the plastic and packaging industries.
     Thomas J. Pryma became a director of Pregis Holding II on May 18, 2005. Mr. Pryma is a partner with AEA Investors LP, which he joined in 1999. Prior to joining AEA, Mr. Pryma worked in the Financial Sponsors and Corporate Banking Groups in the investment banking division of Merrill Lynch. He is currently a director of Unifrax Corporation, Houghton International, and Behavioral Interventions. Mr. Pryma has extensive experience in investment banking, corporate finance and strategic planning in the consumer and industrial products sectors, including within the value-added industrial products sector. He also has significant experience in the area of corporate governance.
     James E. Rogers became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition. Since 1993, Mr. Rogers has served as president of SCI Investors Inc., a private equity investment firm. From 1993 to 1996, Mr. Rogers served as Chairman of Custom Papers Group, Inc., a paper manufacturing company. From 1991 to 1993, he was President and Chief Executive Officer of Specialty Coatings International, Inc., a manufacturer of specialty paper and film products. Prior to 1991, Mr. Rogers was Senior Vice President, Group Executive of James River Corporation, a paper and packaging manufacturer. Mr. Rogers also serves as a director of Caraustar Industries, Inc., Owens & Minor, Inc., and New Market Corporation. Mr. Rogers has extensive experience in investment banking, strategic planning and corporate operations, as well as experience with executive compensation.
     On August 3, 2009, we announced that Peter Rijneveldshoek was appointed as our new President, Protective Packaging Europe, effective August 1, 2009. Mr. Rijneveldshoek replaced Fernando DeMiguel, who left Pregis effective August 1, 2009.

Leadership Structure of the Board
          Michael Mc Donnell is our Chief Executive Officer, and John Garcia is our Chairman of the Board. The Chairman of the Board is responsible for chairing board meetings, setting the agendas for the Board meetings and providing information to the Board members in advance of meetings. We believe that the leadership structure of the Board is appropriate for our company. Given the nature of our ownership structure, the Board elected John Garcia who is Chief Executive Officer and President of AEA investors, as Chairman of the Board. The Board believes that the Company’s administration of risk management has not affected the Board’s leadership structure, as described above. For more information see “Committees of the Board of Directors” below.
Committees of the Board of Directors
     The board of directors of Pregis Holding II has formed an audit committee and a compensation committee. The members of the audit committee are Thomas J. Pryma, Brian R. Hoesterey, and Glenn Fischer. The board of directors has determined that Messrs. Pryma and Hoesterey are audit committee financial experts, based on their education and professional experience. Neither Mr. Pryma nor Mr. Hoesterey is an independent director as such term is defined by the rules of the New York Stock Exchange and The Nasdaq Stock Market.
     The audit committee recommends the annual appointment and reviews the independence of auditors and reviews the scope of audit and non-audit assignments and related fees, the results of the annual audit, accounting principals used in financial reporting, internal auditing procedures, the adequacy of our internal control procedures, related party transactions, and investigations into matters related to audit functions. The audit committee is responsible for overseeing risk management on behalf of the Board. Our audit committee meets at least quarterly with the Chief Financial Officer and the independent auditors where it receives regular updates regarding our management’s assessment of risk exposures including liquidity, credit and operational risk and the process in place to monitor such risks and review results of operations, financial reporting and assessments of internal controls over financial reporting.
     The members of the compensation committee are Thomas J. Pryma, Chairman, John L. Garcia, Brian R. Hoesterey and John P. O’Leary, Jr. The compensation committee reviews and approves the compensation and benefits of our senior employees and directors, authorizes and ratifies equity and other incentive arrangements, and authorized employment and related agreements.
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

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
Compensation Discussion and Analysis
     General Philosophy. Our primary objectives with respect to executive compensation are to attract and retain the best possible executive talent, to tie annual and long-term cash compensation and stock option awards to achievement of measurable corporate, business unit and individual performance objectives, and to align executives’ incentives with shareholder value creation. To achieve these objectives, we maintain compensation plans that tie a substantial portion of executives’ overall compensation to our financial performance and the value of our common stock. Overall, the total compensation opportunity is intended to create an executive compensation program that is set at competitive levels to comparable employers. Hiring and compensation decisions for our executives were approved by the compensation committee of Pregis Holding II. The compensation committee also considered compensation programs at AEA’s other portfolio companies.
     Overall compensation for our executives is established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Compensation is reviewed annually, and may be adjusted from time to time to realign total compensation with market levels after taking into account inflation and individual responsibilities, performance and experience.
     Our senior management compensation programs consist of three primary components:
     1. Annual cash compensation. The annual cash compensation component is comprised of base salary and at-risk, performance based cash bonuses and is intended to motivate annual performance.
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
     As we developed compensation programs for new executives hired in 2009, we gave consideration to the competitive marketplace (although we do not engage in formal benchmarking against a specific list of peer companies) and the compensation for these executives relative to that of their individual compensation histories and other members of our senior management.
     Annual cash bonus. Depending on our performance, a significant portion of cash compensation can be in the form of an annual cash incentive bonus based on the achievement of objective performance metrics established soon after the beginning of the year. For 2009, the performance goals for all of our senior executives, including the chief executive officer and chief financial officer, were achievement of target levels of EBITDA and of working capital as a percentage of sales. EBITDA under the annual cash incentive bonus plan is calculated as gross margin (defined as net sales, less cost of sales, excluding depreciation and amortization) less selling, general and administrative expenses. Extraordinary and non-recurring items may be added back or deducted at the discretion of the compensation committee. Working capital as used in the target performance metric is defined as trade receivables, plus inventories, less trade payables. The working capital metric uses a thirteen-month average working capital, divided by net sales for the respective fiscal year.
     Under the annual cash incentive bonus plan, the compensation committee approves a target award level and performance objectives for each executive officer. The target award level for each executive officer is generally stated as a percentage of base annual salary. The following table outlines the 2009 target bonus opportunity for our named executive officers:

		Target Bonus	2009 Cash
Name	2009 Salary	Award	Incentive Target
Michael T. McDonnell	$500,000	100%	$500,000
D. Keith LaVanway	360,000	60%	216,000
Kevin J. Baudhuin	325,000	40%	130,000
Hartmut Scherf	313,560	44.5%	139,360	[1]
Paul Pak	300,000	40%	120,000
Fernando DeMiguel	348,400	40%	139,360

(1)	Mr. Scherf’s annual cash bonus target is 100,000 euro (reflected herin based on an average 2009 exchange rate of euro to U.S. dollars of 1:1.3936.
     Each annual performance goal is assigned a percentage of the target award, so that attainment of the target amount of all performance objectives would entitle the executive to receive an award equal to his target level. For the chief executive officer and chief financial officer, these performance objectives were weighted 80% on the EBITDA performance of our company as a whole, and 20% based on the company’s average working capital as a percentage of consolidated net sales. For our senior divisional managers, these targets were weighted 60% based on the EBITDA performance of their division, 15% based on their division’s average working capital as a percentage of net sales, 20% based on the EBITDA performance of the company as a whole, and 5% based on the company’s average working capital as a percentage of consolidated net sales.
     Our executives’ target cash incentive bonus awards for 2009 were based on achievement of the following 2009 financial targets:

	Company Performance		Division Performance
		Target		Target
	Full Year	working capital	Full Year	working capital
	Target	as a percentage	Target	as a percentage
Name	EBITDA	of net sales	EBITDA	of net sales
Michael T. McDonnell	$101,043	14.9%
D. Keith LaVanway	101,043	14.9%
Kevin J. Baudhuin	101,043	14.9%	$37,232	14.4%
Hartmut Scherf	101,043	14.9%	24,630	15.6%
Paul Pak	101,043	14.9%
Fernando De Miguel	101,043	14.9%	19,251	15.3%
     For the year ended December 31, 2009, only Mr. Baudhuin achieved his target bonus award, on the basis of the performance of his respective division. The target levels of performance are intended to be achievable when established. Our executives and divisional managers work closely with the compensation committee and board of directors to determine performance targets. In order to enhance our annual performance, the annual bonus opportunity increases as the performance targets are exceeded. For example, if actual performance is less than 85% of budget, no bonus is payable. If actual performance equals budget, 100% of the target bonus is payable, and if actual performance exceeds budget, the bonus is increased by two percent for every one percent increase in performance over budget. Within each target threshold, the bonus amount is interpolated based on the actual target level achieved.

     2. Pregis stock option plan. Participation in our 2005 Stock Option Plan has been offered to executives to align their interests with the long-term growth objectives of our shareholders. Under the standard option agreement, participants vest in their option awards equally over a five-year period, so the maximum value from the options cannot be achieved until five years of service has been provided, other than in the event of a change in control of our company as described below. The exercise price of options has typically been set at or above the fair market value of the underlying shares as of the date of grant. Accordingly, management is rewarded based only on the appreciation in the value of our common stock.
     As a result of external factors such as the global economic slowdown and escalating raw material and energy costs which significantly impacted the company’s 2008 results, the compensation committee in 2009 approved a one-time change to approve vesting of one-half of the 2008 performance-based options, with the second half of the 2008 performance-based options being combined with the performance-based options eligible for vesting based on 2009 EBITDA performance objectives. In 2009, Mr. Baudhuin was granted additional performance based options eligible for vesting based on 2009, 2010, and 2011 EBITDA performance objectives. Mr. Baudhuin’s 2009 performance based option grant was a result of the continued high level financial performance of his division. EBITDA performance objectives for subsequent years are established upon approval of the Company’s annual operating plan for the respective years.
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
     Our senior executives are each party to an employment agreement. These agreements were individually negotiated and will continue in their current forms until such time as the compensation committee determines in its discretion that revisions are advisable. In addition, consistent with our pay-for-performance compensation philosophy, we intend to continue to maintain modest executive benefits and perquisites for officers; however, the compensation committee in its discretion may revise, amend or add to an officer’s executive benefits and perquisites if it deems it advisable. We believe these benefits and perquisites are currently competitive with levels established by comparable companies. We have no current plans to make changes to either the employment agreements or levels of benefits and perquisites provided. See “Employment Agreements” for terms of the employment agreements.
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

THE COMPENSATION COMMITTEE

Thomas J. Pryma, Chairman
John L. Garcia
Brian R. Hoesterey
John P. O’Leary, Jr.

SUMMARY COMPENSATION TABLE
     The table below summarizes compensation information for each individual who served as our chief executive officer or our chief financial officer during 2009, our next three most highly compensated executive officers serving as of December 31, 2009, and any executive officer that would have been included as one of the three most highly compensated except for the fact that he was not serving as an executive officer as of December 31, 2009.

							Non-Equity Incentive
							Plan Compensation	All Other
Name and Principal Position	Year	Salary	Bonus		Option Awards (1)		(2)	Compensation		Total
Michael T. McDonnell	2009	$500,000	—		$14,310	(8)	$—	$8,225	(4)	$522,535
President and Chief Executive Officer	2008	$500,000	—		$—		$—	$11,952		$511,952
	2007	$500,000	—		$52,751		$491,640	$4,782		$1,049,173

D. Keith LaVanway	2009	$360,000	—		$5,317	(9)	$—	$8,575	(4)	$373,892
Vice President and Chief Financial Officer	2008	$360,000	—		$14,498		$—	$71,335		$445,833
	2007	$105,000	$250,000	(3)	$1,386,329		$—	$69,180		$1,810,509

Kevin J. Baudhuin	2009	$325,000	—		$9,573	(10)	$116,267	$8,275	(4)	$459,115
President, Protective Packaging	2008	$325,000	—		$866,816		$24,980	$270,080		$1,486,876
North America

Paul Pak	2009	$300,000	—		$—		$—	$6,188	(4)	$306,188
Vice President, Procurement	2008	$100,000			$223,917		$—	$16,047		$339,964

Hartmut Scherf (6)	2009	$313,560	—		$—		$—	$61,337	(5)	$374,897
General Manager, Flexibles	2008	$330,750	—		$—		$—	$64,235		$394,985
	2007	$306,503	—		$30,852		$163,327	$56,865		$557,547

Fernando De Miguel (6)	2009	$249,687			$—		$—	$382,284	(7)	$631,971
Former President, Protective Packaging, Europe	2008	$367,500	—		$—		$—	$46,993		$414,493
	2007	$199,791	—		$34,286		$67,644	$27,930		$329,650

(1)	Represents the fair value of the equity awards granted during applicable fiscal year. A discussion of the assumptions underlying the valuation is provided in Note 17 to the audited financial statements included within this report.

(2)	Represents amounts paid pursuant to non-equity incentive plans for the fiscal years presented. See “Grants of Plan-Based Awards in Fiscal Year 2009.”

(3)	Amount includes (i) a one-time signing bonus of $100,000 and (ii) a bonus of $150,000 which represents the minimum incentive bonus to be paid to Mr. LaVanway for 2007, pursuant to the terms of his employment agreement.

(4)	Amount represents 2009 matching and profit sharing contributions under the Company’s 401(k) plan.

(5)	Amount includes (i) 2009 company contribution of $30,844 to a nonqualified defined contribution plan for the benefit of Mr. Scherf, (ii) supplemental life and occupational disability insurance premiums of $4,437, and (iii) use of company car at a cost of $26,056.

(6)	All 2009 compensation amounts have been determined based on an average 2009 exchange rate of euro to U.S. Dollars of 1:1.3936. All 2008 compensation amounts have been determined based on an average 2008 exchange rate of euro to U.S.

Dollars of 1:1.47. All 2007 compensation amounts have been determined based on an average 2007 exchange rate of euro to U.S. dollars exchange rate of 1:1.37.

(7)	Amount includes (i) $348,400 payable for severance in accordance with the terms of Mr. De Miguel’s employment agreement (ii) company contributions to group defined contribution plan of $18,258, and (iii) use of company car cost of $15,626.

(8)	Amount represents the fair value of a portion of Mr. McDonnell’s 2007 performance based option grant. These performance based options may vest in three equal installments if defined performance objectives are met for each or any of the three years to which they relate. Compensation expense related to these performance based option shares is recorded when the company determines it is probable that performance objectives will be met. Although Mr. McDonnell’s objectives were not met for 2008 and 2009, in 2009 the compensation committee discretionarily vested one half of one year’s potential vesting under this agreement.

(9)	Amount represents the fair value of a portion of Mr. LaVanway’s 2008 performance based option grant. These performance based options may vest in three equal installments if defined performance objectives are met for each or any of the three years to which they relate. Compensation expense related to these performance based option shares is recorded when the company determines it is probable that performance objectives will be met. Although Mr. LaVanway’s objectives were not met for 2008 and 2009, in 2009 the compensation committee discretionarily vested one half of one year’s potential vesting under this agreement.

(10)	Amount represents one third of Mr. Baudhuin’s 2009 performance based option grant. These performance based options may vest in three equal installments if defined performance objectives are met for each or any of the three years to which they relate. Compensation expense related to these performance based option shares is recorded when the company determines it is probable that performance objectives will be met.
     The following table provides information about plan-based awards made to the named executive officers during fiscal 2009.
GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2009

								All Other Option
								Awards: Number
		Estimated Possible Payouts Under			Estimated Future Payouts Under			of Securities		Grant Date Fair
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards (4)			Underlying	Exercise or Base	Value of Options
	Grant Date	Threshold						Options	Price of Option	Awards
Name	(1)	(2)	Target	Maximum (3)	Threshold	Target	Maximum	(5)	Awards ($/Sh)	(6)
Michael T. McDonnell	—	$37,700	$500,000	$750,000	2.161	12.967	12.967	—	$13,000	$14,310	(8)
D. Keith LaVanway	—	$16,286	$216,000	$324,000	1.482	8.890	8.890	—	20,000	5,317	(9)
Kevin J. Baudhuin	5/29/2009	$9,802	130,000	$195,000	2.673	8.019	8.019	—	20,000	9,573	(10)
Paul Pak	—	$9,048	120,000	$180,000	—	—	—	—	—	—
Hartmut Scherf (7)	—	$10,508	139,360	$209,040
Fernando De Miguel (7)	—	$10,508	139,360	$209,040	—	—	—	—	—	—

(1)	These are the grant dates for the equity based awards.

(2)	Represents amount of payout if threshold of 85% of target is attained with respect to both EBITDA and ratio of working capital to sales.

(3)	If actual performance equals budget, 100% of target bonus is payable and if actual performance exceeds budget, the bonus is increased by two percent for every one percent increase in performance over budget. The amounts set forth in this column are the amounts payable upon achievement of 125% of budget.

(4)	These options were granted pursuant to the Pregis Holding I Corporation 2005 Stock Option Plan, with performance-based vesting requirements. See “Benefit Plans – 2005 Stock Option Plan.” One-third of these option grants will vest at the beginning of 2010, 2011 and 2012 if performance criteria (described in our Compensation Discussion and Analysis above) are met for any of the years 2009, 2010 and 2011, respectively. If performance criteria are not met for one year, the options for that year will be cancelled, but the options for the subsequent years may still vest, if performance criteria are met for either or both of those years. If performance criteria are not met for any year, no options will vest. The threshold includes the amount of options to vest if performance objectives are achieved for the 2009 year. Target and maximum amounts are based on performance being met for each of the three respective years. As discussed in the Compensation Discussion and Analysis, the Company’s compensation committee modified the portion of these option awards relating to 2009 performance, to approve vesting of one-half of the 2009 performance-based options, with the second half of the 2009 performance-based options being combined with the performance-based options eligible for vesting based on 2010 performance objectives. The exercise price per share of these options was greater than or equal to the per share fair market value of the common stock of Pregis Holding I on the date of the initial grant in 2009.

(5)	During 2009, there were no options granted to the named executive officers pursuant to the Pregis Holding I Corporation 2005 Stock Option Plan with time vesting requirements.

(6)	These amounts represent the grant date fair value, computed in accordance with SFAS No. 123R or ASC Topic 718, of options granted to the named executive officers in 2009. The grant date fair value was determined using a Black-Scholes valuation model in accordance with FAS 123R or ASC Topic 718. A discussion of the assumptions underlying the valuation is provided in Note 17 to the audited financial statements included within this report. The fair value for performance-based options is calculated for all of the performance-based options granted in 2009 based on assumptions relevant at the date of initial grant.

(7)	All amounts for Messrs. Scherf and De Miguel have been determined based on an average 2009 exchange rate of euro to U.S. Dollars of 1:1.3936.

(8)	Amount represents the fair value of a portion of Mr. McDonnell’s 2007 performance based option grant. These performance based options may vest in three equal installments if defined performance objectives are met for each or any of the three years to which they relate. Compensation expense related to these performance based option shares is recorded when the company determines it is probable that performance objectives will be met. Although Mr. McDonnell’s objectives were not met for 2008 and 2009, in 2009 the compensation committee discretionarily vested one half of one year’s potential vesting under this agreement.

(9)	Amount represents the fair value of a portion of Mr. LaVanway’s 2008 performance based option grant. These performance based options may vest in three equal installments if defined performance objectives are met for each or any of the three years to which they relate. Compensation expense related to these performance based option shares is recorded when the company determines it is probable that performance objectives will be met. Although Mr. LaVanway’s objectives were not met for 2008 and 2009, in 2009 the compensation committee discretionarily vested one half of one year’s potential vesting under this agreement.

(10)	Amount represents one third of Mr. Baudhuin’s 2009 performance based option grant. These performance based options may vest in three equal installments if defined performance objectives are met for each or any of the three years to which they relate. Compensation expense related to these performance based option shares is recorded when the company determines it is probable that performance objectives will be met.
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
     Hartmut Scherf
     Hartmut Scherf, General Manager, Flexibles, entered into an employment agreement providing for an annual salary of € 225,000. Mr. Scherf is eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. Scherf’s target annual bonus is € 100,000. Mr. Scherf is provided with the use of an automobile and an accident insurance policy. Mr. Scherf’s agreement requires six months notice (or our payment of six months of base salary in lieu thereof) prior to a termination and he is subject to a noncompetition covenant for a period of twelve months following termination of his employment. In 2008, Mr. Scherf deferred compensation pursuant to a noncontributory nonqualified defined contribution benefit plan (see “Nonqualified Deferred Compensation”). Pursuant to his employment agreement, Mr. Scherf was granted an option to purchase 82.77 shares of Pregis Holding I common stock at a purchase price of $13,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan and vests equally over five years, subject to accelerated vesting upon a change in control of our company.
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
     Paul Pak
     On September 1, 2008, Paul Pak, President, Procurement, entered into an employment agreement providing for a three-year term, under which his current annual base salary is $300,000. Mr. Pak is also eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. Pak’s target annual bonus is 40% of his base salary. Mr. Pak is entitled to severance benefits in connection with certain terminations of his employment (see “Potential Payments Upon Termination or Change in Control). He participates in our company’s benefit programs, including health, dental, life insurance and vision programs. Pursuant to his employment agreement, Mr. Pak was granted an option to purchase 50 shares of Pregis Holding I common stock at a purchase price of $20,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan, and vests equally over five years, subject to accelerated vesting upon a change in control of our company. Mr. Pak is also a party to a noncompetition agreement that restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
Separation Agreements
     Fernando De Miguel, our former President, Protective Packaging Europe, separated from Pregis effective August 1, 2009. According to the terms of his employment agreement, Mr. De Miguel will receive an amount equal to his base salary of €250,000, payable over a twelve-month period following his date of separation. In consideration of his separation benefits, Mr. De Miguel executed a standard release in favor of our company and continues to be subject to a noncompetition agreement which restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
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
     The following table sets forth information concerning outstanding awards of options to purchase shares of common stock of Pregis Holding I which have been granted to the named executive officers as of December 31, 2009.
OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR END

				Equity Incentive Plan
		Number of Securities		Awards: Number of
	Number of Securities	Underlying		Securities Underlying
	Underlying Unexercised	Unexercised Options		Unexercised Unearned	Option Exercise	Option Expiration
Name	Options (#) Exercisable	(#) Unexercisable (1)		Options (#)	Price	Date
Michael T. McDonnell	229.4160	152.944	(5)		$13,000	10/2/2016
Michael T. McDonnell	2.1612			15.1281 (2)	13,000	2/27/2017
D. Keith LaVanway	80.00	120.00	(6)		20,000	8/15/2017
D. Keith LaVanway	1.4817			7.4083 (3)	20,000	3/4/2018
Kevin J. Baudhuin	52.8640	79.2960	(7)		20,000	12/12/2017
Kevin J. Baudhuin		2.6730	(8)		20,000	1/1/2020
Hartmut Scherf	66.2160	16.554	(9)		13,000	8/15/2017
Hartmut Scherf	3.7920	3.7920		2.528 (2)	13,000	2/27/2017
Paul Pak	7.0000	28.0000			20,000	9/1/2018
Paul Pak	5.0000				20,000	5/14/2019
Fernando De Miguel	—	—		— (4)	13,000	6/1/2017

(1)	Unvested stock options vest fully upon a change in control of our company.

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

(3)	Represents the number of performance-based options granted in 2008, which may vest one-third at the beginning of 2009, 2010 and/or 2011, if the performance objectives established for 2008, 2009, and/or 2010, respectively, are achieved. As discussed in the Compensation Discussion and Analysis, the Company’s compensation committee modified the portion of these option awards relating to 2008 performance, to approve vesting of one-half of the 2008 performance-based options, with the second half of the 2008 performance-based options being combined with the performance-based options eligible for vesting based on 2009 performance objectives.

(4)	Fernando De Miguel’s shares were cancelled in 2009 due to the terms of his agreement.

(5)	Vest in equal installments on each of the next three anniversaries of October 6, 2008.

(6)	Vest in equal installments on each of the next four anniversaries of September 19, 2008.

(7)	Vest in equal installments on each of the next four anniversaries of June 1, 2008.

(8)	Vest in equal installments on each of the next three anniversaries of January 1, 2010.

(9)	Vest in equal installments on each of the next three anniversaries of October 12, 2008.

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
NONQUALIFIED DEFERRED COMPENSATION

	Executive	Registrant	Aggregate		Aggregate	Aggregate
	Contributions	Contributions in	Earnings in Last		Withdrawals /	Balance at Last
Name	in Last FY ($)	Last FY ($)	FY ($)		Distributions ($)	FYE ($)
Hartmut Scherf (1)		$26,118 (2)	$(31,820	) (3)	$—	$164,585

(1)	Calculated based on an average 2009 exchange rate of euro to U.S. dollars of 1:1.3936.

(2)	Amount is included within all other compensation in the Summary Compensation Table.

(3)	Amount includes foreign currency translation loss of $8,850.
Potential Payments Upon Termination or Change in Control
     The following sets forth potential payments to our named executive officers upon termination of employment or upon a change in control under their employment agreements and our other compensation programs. All payments assume a termination and change in control date of December 31, 2009 and an estimated value per share of approximately $17,500 as of December 31, 2009. The estimated value per share is based on an estimated enterprise value of the Company determined using an EBITDA multiple of approximately 6.50 times, which approximates a current comparable market multiple of EBITDA.
     Michael T. McDonnell
     Pursuant to his employment agreement, if Mr. McDonnell were terminated without “cause” (as defined in the employment agreement), if he were to terminate his employment for “good reason” (as defined in the employment agreement), or if the term of his employment were not renewed, Mr. McDonnell would be entitled to (A) a cash payment of $500,000, payable over twelve months, (B) an incentive bonus for the year of termination, which at target performance would equal $500,000, (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan and (D) the continuation of medical benefits until the earlier of one year following termination at a cost of $7,261and the date Mr. McDonnell becomes eligible for medical benefits from a subsequent employer. Pursuant to his employment agreement, if Mr. McDonnell were terminated as a result of his death or disability (as defined in the employment agreement), Mr. McDonnell, his estate or legal representative, as the case may be, would be entitled to all amounts accrued to the date of termination and payable to Mr. McDonnell per the terms of the employment agreement and under any other bonus, incentive or other plan, at the same time such payments would be made if he had terminated without “cause” or for “good reason.” Our obligation to provide the termination payment, the incentive bonus and the continued medical benefits is conditioned upon Mr. McDonnell’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. McDonnell of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. McDonnell’s termination of employment. Assuming that a change in control took place on December 31, 2009 and vesting of all of Mr. McDonnell’s outstanding unvested option grants accelerated, the excess of the estimated value of the company shares over the exercise price of the options would be approximately $690,000.
     D. Keith LaVanway
     Pursuant to his employment agreement, if Mr. LaVanway were terminated without “cause” (as defined in the employment agreement), or if the term of his employment were not renewed, Mr. LaVanway would be entitled to (A) a cash payment of $360,000, payable over twelve months, (B) an incentive bonus for the year of termination, which at target performance would equal $216,000, (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan and (D) the continuation of medical benefits until the earlier of one year following termination at a cost of $7,261 and the date Mr. LaVanway becomes eligible for medical benefits from a subsequent employer. Pursuant to his employment agreement, if Mr. LaVanway were terminated as a result of his death or disability (as defined in the employment agreement), Mr. LaVanway, his estate or legal representative, as the case may be, would be entitled to all amounts accrued to the date of termination and payable to Mr. LaVanway per the terms of the employment agreement and under any other bonus, incentive or other plan. Our obligation to provide the termination payment, the incentive bonus and the continued medical benefits is conditioned upon Mr. LaVanway’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. LaVanway of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. LaVanway’s termination of employment. In addition, Mr. LaVanway holds options to acquire our common stock that vest upon a change in control as defined in the 2005 Stock Option Plan. Assuming that a change in control took place on December 31, 2009, these options would not be in the money.
     Hartmut Scherf
     If Mr. Scherf is terminated by us without six months prior written notice, he will receive a lump-sum payment equal to six months of his base salary, equal to $165,375. Assuming that a change in control took place on December 31, 2009 and vesting of all of Mr. Scherf’s outstanding unvested option grants accelerated, the excess of the estimated value of the company shares over the exercise price of the options would be approximately $75,000.
     Kevin J. Baudhuin
     Pursuant to his employment agreement, if Mr. Baudhuin were terminated without “cause” (as defined in the employment agreement), he would be entitled to (A) a cash payment of $325,000, payable over twelve months, (B) an incentive bonus for the year of termination, which at target performance would equal $130,000 and (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan. Pursuant to his employment agreement, if Mr. Baudhuin were terminated as a result of his death or disability (as defined in the employment agreement), Mr. Baudhuin, his estate or legal representative, as the case may be, would be entitled to all amounts accrued to the date of termination and payable to Mr. Baudhuin per the terms of the employment agreement and under any other bonus, incentive or other plan. Our obligation to provide the termination payment and the incentive bonus is conditioned upon Mr. Baudhuin’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. Baudhuin of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. Baudhuin’s termination of employment. In addition, Mr. Baudhuin holds options to acquire our common stock that vest upon a change in control as defined in the 2005 Stock Option Plan. Assuming that a change in control took place on December 31, 2009, these options would not be in the money.

     Paul Pak
     Pursuant to his employment agreement, if Mr. Pak were terminated without “cause” (as defined in the employment agreement), he would be entitled to (A) a cash payment of $300,000, payable over twelve months, (B) an incentive bonus for the year of termination, which at target performance would equal $120,000 and (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan. Pursuant to his employment agreement, if Mr. Pak were terminated as a result of his death or disability (as defined in the employment agreement), Mr. Pak, his estate or legal representative, as the case may be, would be entitled to all amounts accrued to the date of termination and payable to Mr. Pak per the terms of the employment agreement and under any other bonus, incentive or other plan. Our obligation to provide the termination payment and the incentive bonus is conditioned upon Mr. Pak’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. Pak of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. Pak’s termination of employment. In addition, Mr. Pak holds options to acquire our common stock that vest upon a change in control as defined in the 2005 Stock Option Plan. Assuming that a change in control took place on December 31, 2009, these options would not be in the money.
Director Compensation
DIRECTOR COMPENSATION FOR 2009

Non-Equity
	Fees Earned or		Incentive Plan	Change in	All Other
Name	Paid in Cash	Option Awards (1)	Compensation	Pension Value	Compensation	Total
James W. Leng	—	$—	—	—	—	$—
James D. Morris	—	—	—	—	—	—
John P. O’Leary, Jr.	—	—	—	—	—	—
James E. Rogers	—	—	—	—	—	—
Glenn Fischer, Brian R. Hoesterey, Thomas J. Pryma, John L. Garcia	—	—	—	—	—	—
Michael T. McDonnell (2)	—	—	—	—	—	—

(1)	During 2005, each of Messrs. Leng, Morris, O’Leary, Jr. and Rogers were granted an option to acquire 41.380 shares of Pregis Holding I common stock at an exercise price of $13,000 per share vesting in equal installments over five years. The grant date fair value for each grant totaled $100,283, computed in accordance with SFAS No. 123R or ASC Topic 718. Compensation relative to the grant of stock option awards to directors is based on the fair market value at the date of grant. The options related to our directors were all granted in 2005. As such all compensation expense relates to 2005. Fair value at the date of grant for each of Mr. Leng, Mr. Morris, Mr. O’Leary, Jr., and Mr. Rogers was $100,140.

(2)	Mr. McDonnell received no compensation for serving as a director. See the “Summary Compensation Table” for amounts paid to him as compensation for serving as President and Chief Executive Officer.
     None of our directors currently receive any cash compensation for their services on the board of directors or any committee of the board of directors. The Company currently reimburses them for all out-of-pocket expenses incurred in the performance of their duties as directors.

Compensation Committee Interlocks and Insider Participation
     The board of directors of Pregis Holding II has formed a compensation committee. The members of the committee are Messrs. Pryma, Garcia, Hoesterey, and O’Leary. During fiscal 2009 none of the members of the compensation committee was an officer or employee of Pregis Holding II or any of its subsidiaries. Messrs. Pryma, Garcia and Hoesterey are partners of AEA Investors LP. See Item 13, “Certain Relationships and Related Transactions, and Director Independence — AEA Investors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     All of our issued and outstanding common stock is held by Pregis Holding I Corporation. The following table sets forth information, as of December 31, 2009, with respect to the beneficial ownership of Pregis Holding I by (a) any person or group who will beneficially own more than five percent of the outstanding common stock of Pregis Holding I, (b) each of the directors of Pregis and Pregis Holding II and the executive officers of Pregis and Pregis Holding II named in Item 11, “Executive Compensation” and (c) all of the directors of Pregis and Pregis Holding II and the executive officers of Pregis and Pregis Holding II as a group.

	Number of Shares of	Percent of
	Common Stock	Outstanding
Name of Beneficial Owner:	Beneficially Owned (1)	Common Stock

Directors and named executive officers:
AEA Investors (2)	14,900	98.0%
Michael T. McDonnell (3)	30	*
D. Keith LaVanway (4)	25	*
Kevin J. Baudhuin (5)	30	*
Fernando De Miguel (6)	75	*
Hartmut Scherf (7)	5	*
Paul Pak (8)	5	*
John L. Garcia (9)	—	—
Glenn Fischer (9)	—	—
Brian R. Hoesterey (9)	—	—
James W. Leng (10)	—	—
John P. O’Leary, Jr. (10)	—	—
James D. Morris (10)	15	*
Thomas J. Pryma (9)	—	—
James E. Rogers (10)	—	—
All directors and executive officers as a group (17 persons) (11)	225	1.3%

*	Represents ownership of less than one percent.

(1)	As used in this table, each person or entity with the power to vote or direct the disposition of shares of common stock is deemed to be a beneficial owner.

(2)	Consists of shares of common stock held by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd. The address for AEA Investors LP is 55 East 52nd Street, New York, New York 10055. The address for AEA Management (Cayman) Ltd. is c/o Walkers SPV Limited, P.O. Box 908GT, George Town, Grand Cayman, Cayman Islands.

(3)	Does not include approximately 400 shares of common stock subject to options which have been granted, of which 232 are exercisable.

(4)	Does not include approximately 209 shares of common stock subject to options which have been granted, of which 82 are exercisable.

(5)	Does not include approximately 135 shares of common stock subject to options which have been granted, of which 53 are exercisable.

(6)	Does not include approximately 143 shares of common stock subject to options which have been granted, of which none are exercisable.

(7)	Does not include approximately 93 shares of common stock subject to options which have been granted, of which 70 are exercisable.

(8)	Does not include approximately 40 shares of common stock subject to options which have been granted, of which 12 are exercisable.

(9)	Messrs. Garcia, Fischer, Hoesterey and Pryma serve on the board of directors of Pregis Holding II as representatives of AEA Investors LP. Mr. Garcia is President of AEA Investors LP, Messrs. Hoesterey and Pryma are partners of AEA Investors LP and Mr. Fischer is an operating partner of AEA Investors LP. Messrs. Garcia, Fischer, Hoesterey and Pryma disclaim beneficial ownership of common stock owned by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd., except to the extent of their respective pecuniary interests therein.

(10)	Does not include approximately 41 shares of common stock subject to options which have been granted, of which 41 are exercisable.

(11)	Does not include approximately 1,466 shares of common stock subject to options which have been granted, of which 676 are exercisable. Also excludes shares held by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd. Messrs. Garcia, Fischer, Hoesterey and Pryma serve on the board of directors of Pregis Holding II as representatives of AEA Investors LP. Mr. Garcia is President of AEA Investors LP, Messrs. Hoesterey and Pryma are partners of AEA Investors LP and Mr. Fischer is an operating partner of AEA Investors LP. Messrs. Garcia, Fischer, Hoesterey and Pryma disclaim beneficial ownership of common stock owned by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd., except to the extent of their respective pecuniary interests therein.
     The following table summarizes information, as of December 31, 2009, relating to equity compensation plans of Pregis Holding I pursuant to which grants of options, restricted stock, or certain other rights to acquire shares of Pregis Holding I may be granted from time to time.
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	2,091.62	$16,524/share	201.11
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,091.62	$16,524/share	201.11

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
AEA Investors
     We are party to a management agreement with AEA Investors LP relating to the provision of advisory and consulting services. Under the management agreement, we pay AEA Investors LP an annual fee of $1.5 million, plus reasonable out-of-pocket expenses. We also agreed to indemnify AEA Investors LP and its affiliates for liabilities arising from their actions under the management agreement. For the years ended December 31, 2009, 2008 and 2007, we paid fees, and related expenses, to AEA Investors of $2.1 million, $1.7 million and $1.9 million, respectively, pursuant to this agreement. We believe that the management agreement and the services above mentioned are or were on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.
Other Related Party Transactions
     The Company had sales to affiliates of AEA Investors LP totaling $1.0 million, $0.4 million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LP totaling $11.2 million, $11.9 million and $8.0 million, respectively.
Board of Directors
     The board of directors of Pregis Holding II consists of 9 members, including four members who are representatives of AEA Investors, Messrs. Garcia, Fischer, Hoesterey and Pryma, and three members who are investors in AEA Investors funds, Messrs. Leng, O’Leary, Jr., and Rogers.
     As a private company, whose securities are not listed on any national securities exchange, Pregis Holding II is not required to have a majority of, or any, independent directors. Further, even if Pregis Holding II were listed on a national securities exchange, because AEA Investors owns more than 50% of the common stock of Pregis Holding I, and Pregis Holding I owns all of the common stock of Pregis Holding II, Pregis Holding II would be deemed a “controlled company” under the rules of the NYSE and Nasdaq, and, therefore, would not need to have a majority of independent directors or all-independent compensation and nominating committees. However, the rules of the SEC require us to disclose in this Form 10-K which of our directors would be considered independent within the meaning of the rules of a national securities exchange that we may choose. Pregis Holding II currently has four directors who would be considered independent within the definitions of either the NYSE or Nasdaq: Messrs. Leng, O’Leary, Rogers, and Morris. Four of our directors are partners of AEA Investors: Messrs. Garcia, Fischer, Hoesterey and Pryma. One of our directors is our CEO (Michael McDonnell).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table presents by category of service the total fees for services rendered by Ernst & Young LLP, the Company’s principal accountant, for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009	2008
	(dollars in thousands)
Audit Fees (1)	$3,095	$2,601
Audit-Related Fees (2)	28	—
Tax Fees (3)	14	26
All Other Fees	—	—

	$3,137	$2,627

(1)	Includes fees and out-of-pocket expenses for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements, as well as other statutory audit services. Amount also includes fees for reviews of quarterly financial statements, comfort letters, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Includes fees and out-of-pocket expenses for professional services rendered in connection with due diligence to acquisitions.

(3)	Includes tax compliance services in certain foreign locations.
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
     For 2009, the Audit Committee discussed the non-audit services with Ernst & Young LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and Public Accounting Oversight Board. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Ernst & Young LLP was compatible with maintaining their independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Annual Report:
1.	Financial Statements.

See Index to Financial Statements on page 49 of this report.

2.	Financial Statement Schedules.

See Schedule II — Valuation and Qualifying Allowances on page 95 of this report. All other schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	List of Exhibits.

See Exhibit Index beginning on page 122 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREGIS HOLDING II CORPORATION
By:	/s/ Michael T. McDonnell
Michael T. McDonnell
President, Chief Executive Officer

Date: March 25, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Michael T. McDonnell Michael T. McDonnell	President, Chief Executive Officer and Director (principal executive officer)	March 25, 2010

/s/ D. Keith LaVanway D. Keith LaVanway	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 25, 2010

/s/ John L. Garcia John L. Garcia	Director	March 25, 2010

/s/ Glenn Fischer Glenn Fischer	Director	March 25, 2010

/s/ Brian R. Hoesterey Brian R. Hoesterey	Director	March 25, 2010

/s/ James W. Leng James W. Leng	Director	March 25, 2010

/s/ John P. O’Leary, Jr. John P. O’Leary, Jr.	Director	March 25, 2010

/s/ James D. Morris James D. Morris	Director	March 25, 2010

/s/ Thomas J. Pryma Thomas J. Pryma	Director	March 25, 2010

/s/ James E. Rogers James E. Rogers	Director	March 25, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of June 23, 2005, as amended, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser. (1)

2.2	Sale and Purchase Agreement dated as of July 4, 2007 between Mirto Trading LTD, Mr. Birliba Mihai, Ms. Olariu Angelica, Mr. Mitrea Florin, Pro Logistics S.R.L, and Pregis GmbH. (6)

3.1	Certificate of Incorporation of Pregis Holding II Corporation. (1)

3.2	By-laws of Pregis Holding II Corporation. (1)

4.1	Indenture, dated October 12, 2005, among Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, The Bank of New York, as trustee and collateral agent, The Bank of New York, as registrar and paying agent, and RSM Robson Rhodes LLP, as Irish paying agent. (1)

4.1 (a)	Supplemental Indenture, dated as of October 5, 2009, among Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, The Bank of New York Mellon (Luxembourg) S.A., as successor registrar to The Bank of New York, The Bank of New York Mellon, as paying agent, and Grant Thornton, as Irish paying agent. (8)

4.2	Indenture, dated October 12, 2005, among Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, and The Bank of New York, as trustee. (1)

4.3	Form of Initial Notes and Form of Exchange Notes (included within the Indentures filed as Exhibit 4.1 and Exhibit 4.2). (1)

4.3 (a)	Form of Initial Notes and Form of Exchange Notes (including within the Supplemental Indenture filed as Exhibit 4.1 (a)).

10.1	Credit Agreement, dated October 12, 2005, among Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, the several banks, other financial institutions and related funds as may from time to time become parties thereto, Credit Suisse, as collateral agent and administrative agent, Lehman Brothers Inc., as syndication agent, and CIT Lending Services, Inc. and JPMorgan Chase Bank, N.A., as co-documentation agents. (1)

10.1(a)	Waiver Letter No. 2 and Amendment No. 1, dated as of May 31, 2006, to Credit Agreement, dated October 12, 2005, among Pregis Corporation and Credit Suisse, Cayman Islands Branch, as Agent and as a Lender. (2)

10.1 (b)	Amendment No. 2, dated as of December 20, 2007, among Pregis Corporation, Pregis Holding II Corporation and other parties signatory thereto, amending the Credit Agreement, dated as of October 12, 2005, among the Company, Pregis Holding II Corporation, Credit Suisse, Cayman Island Branch, as administrative agent and collateral agent, and the other parties thereto.

Exhibit Number	Description
10.1 (c)	Amendment No. 3, dated as of October 5, 2009, among Pregis Corporation, Pregis Holding II Corporation and the other parties signatory thereto, amending the Credit Agreement, dated as of October 12, 2005, among the Company, Pregis Holding II Corporation, Credit Suisse, Cayman Islands Branch, as administrative agent and collateral agent, and the other parties thereto. (8)

10.2	First Lien Security Agreement, dated October 12, 2005, by Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., and Hexacomb Corporation, to Credit Suisse, as collateral agent. (1)

10.3	Second Lien Security Agreement, dated October 12, 2005, by Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., and Hexacomb Corporation, to The Bank of New York, as trustee and collateral agent. (1)

10.3 (a)	Amendment No. 1 to the Second Lien Security Agreement, dated as of October 5, 2009, among the Company, each of the other grantors signatory thereto and The Bank of New York Mellon Trust company, N.A., as trustee collateral agent. (8)

10.4	Senior Pledge Agreement, dated October 12, 2005, between Pregis Corporation, as pledgor, and Credit Suisse, as security agent. (1)

10.5	Subordinated Pledge Agreement, dated October 12, 2005, between Pregis Corporation, as pledgor, and The Bank of New York, as security agent. (1)

10.5 (a)	Amendment No. 1 to the Subordinated Pledge Agreement, dated as of October 5, 2009, among the Company, The Bank of New York Mellon Trust Company, N.A. and Pregis (Luxembourg) Holding S.à r.l. (8)

10.6	First Lien Intellectual Property Security Agreement, dated October 12, 2005, by Pregis Corporation, Pregis Holding II Corporation, Pregis Management Corporation, Pregis Innovative Packaging Inc., Hexacomb Corporation, to Credit Suisse, as collateral agent. (1)

10.7	Amended and Restated Second Lien Intellectual Property Security Agreement, dated as of October 5, 2009, among the Company, The Bank of New York Mellon Trust Company, N.A. and the other parties thereto. (8)

10.8	Management Agreement, dated October 12, 2005, by and between Pregis Corporation and AEA Investors LLC. (1)

10.9†	Pregis Holding I Corporation 2005 Stock Option Plan. (1)

10.10†	Form of Time-Vesting Nonqualified Stock Option Agreement. (1)

10.11†	Form of Performance-Vesting Nonqualified Stock Option Agreement (5)

10.12†	Pregis Holding I Corporation Employee Stock Purchase Plan. (1)

10.13†	Form of Pregis Holding I Corporation Employee Stock Purchase Plan Employee Subscription Agreement. (1)

10.14†	Employment Agreement, dated October 2, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Michael T. McDonnell, Noncompetition Agreement, dated October 2, 2006, by and between Pregis Holding I Corporation and Michael T. McDonnell, Nonqualified Stock Option Agreement, dated

Exhibit Number	Description
October 2, 2006, between Pregis Holding I Corporation and Michael T. McDonnell, and Executive Subscription Agreement, dated October 2, 2006, between Pregis Holding I Corporation and Michael T. McDonnell. (2)

10.15†	Employment Agreement of a Managing Director, dated March 8, 2004, between Kobusch Folien Verwaltungsgesellschaft mbH and Hartmut Scherf (translation from German language). (1)

10.16†	Nonqualified Stock Option Agreements, dated February 6, 2006, between Pregis Holding I Corporation and Vincent P. Langone, Nonqualified Stock Option Agreement, dated November 30, 2005, between Pregis Holding I Corporation and James D. Morris and Nonqualified Stock Option Agreements, dated January 23, 2006, between Pregis Holding I Corporation and each of Andy Brewer, Dieter Eberle, Peter Lewis, and Hartmut Scherf. (1)

10.17†	Employment Agreement, dated August 15, 2007, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and D. Keith LaVanway. (7)

10.18†	Management Agreement between Pregis NV and Fernando De Miguel, dated May 15, 2007. (7)

10.19†	Employment Agreement, dated December 11, 2007, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Kevin J. Baudhuin.

10.20	Separation Agreement and Release, dated September 30, 2009, by and between Fernando De Miguel and Pregis NV.

12.1	Computation of Ratio of Earnings to Fixed Charges. *

21.1	List of Subsidiaries. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Financial Officer. *

32.1	Certification of Pregis Holding II Corporation’s Chief Executive Officer pursuant to Section 906 of The Sarbanes Oxley Act of 2002. *

32.2	Certification of Pregis Holding II Corporation’s Chief Financial Officer pursuant to Section 906 of The Sarbanes Oxley Act of 2002. *

(1)	Incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-4/A, (No. 333-130353), filed with the Commission on February 14, 2006.

(2)	Incorporated by reference to Amendment No. 2 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on November 9, 2006.

(3)	Incorporated by reference to Amendment No. 3 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on January 12, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on April 16, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on February 28, 2008.

(6)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Commission on July 9, 2007.

(7)	Incorporated by reference to Exhibits 10.30, 10.31, 10.32 and 10.33 to the Annual Report on Form 10-K, filed with the Commission on March 24, 2008.

(8)	Incorporated by reference to Exhibits 4.1, 4.2, 10.1, 10.3, and 10.4 to the Current Report on Form 8-K of Pregis Holding II Corporation, filed with the Commission on October 5, 2009.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.