Form 10-K/A
period 2009-12-31
Pregis Holding II CORP
filed 2010-03-26
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

i

     This Form 10-K/A is the same as the original Form 10-K filed on March 25, 2010, except that the Form 10-K/A includes Exhibits 32.1 and 32.2 which were inadvertently omitted from the original submission.
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