Form 10-Q
period 2010-03-31
Pregis Holding II CORP
filed 2010-05-12
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of March 31, 2010.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1.	Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except shares and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$39,464	$80,435
Accounts receivable
Trade, net of allowances of $5,028 and $6,015 respectively	127,444	120,812
Other	6,901	12,035
Inventories, net	87,120	81,024
Deferred income taxes	4,638	5,079
Due from Pactiv	1,164	1,169
Prepayments and other current assets	8,887	7,929

Total current assets	275,618	308,483
Property, plant and equipment, net	223,959	226,882
Other assets
Goodwill	155,263	126,250
Intangible assets, net	37,238	38,054
Deferred financing costs, net	7,307	8,092
Due from Pactiv, long-term	8,202	8,429
Pension and related assets	13,475	13,953
Restricted cash	3,500	—
Other	386	404

Total other assets	225,371	195,182

Total assets	$724,948	$730,547

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$360	$300
Accounts payable	91,200	78,708
Accrued income taxes	4,458	5,236
Accrued payroll and benefits	14,661	14,242
Accrued interest	12,109	7,722
Other	17,975	18,011

Total current liabilities	140,763	124,219

Long-term debt	486,103	502,534
Deferred income taxes	16,436	19,721
Long-term income tax liabilities	5,380	5,463
Pension and related liabilities	4,135	4,451
Other	21,180	15,367
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	152,627	151,963
Accumulated deficit	(94,536)	(82,328)
Accumulated other comprehensive income	(7,140)	(10,843)

Total stockholder’s equity	50,951	58,792

Total liabilities and stockholder’s equity	$724,948	$730,547

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Net Sales	$210,036	$185,544

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	162,470	141,007
Selling, general and administrative	36,880	27,996
Depreciation and amortization	11,195	11,471
Other operating expense, net	647	6,601

Total operating costs and expenses	211,192	187,075

Operating loss	(1,156)	(1,531)
Interest expense	12,004	9,398
Interest income	(36)	(27)
Foreign exchange loss, net	1,277	3,174

Loss before income taxes	(14,401)	(14,076)

Income tax benefit	(2,193)	(3,668)

Net loss	$(12,208)	$(10,408)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(12,208)	$(10,408)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	11,195	11,471
Deferred income taxes	(2,873)	(4,056)
Unrealized foreign exchange loss	1,222	3,466
Amortization of deferred financing costs	880	594
Gain on disposal of property, plant and equipment	(42)	(211)
Stock compensation expense	664	433
Changes in operating assets and liabilities
Accounts and other receivables, net	(4,738)	15,908
Due from Pactiv	(64)	—
Inventories, net	(8,661)	1,314
Prepayments and other current assets	(1,001)	329
Accounts payable	14,383	(11,442)
Accrued taxes	(510)	(2,127)
Accrued interest	4,598	3,936
Other current liabilities	(1,993)	(140)
Pension and related assets and liabilities, net	(467)	(926)
Other, net	1,574	256

Cash provided by operating activities	1,959	8,397

Investing activities
Capital expenditures	(6,836)	(5,096)
Proceeds from sale of assets	94	266
Acquisition of business, net of cash acquired	(31,385)	—
Change in restricted cash	(3,500)	—

Cash used in investing activities	(41,627)	(4,830)

Financing activities
Repayment of debt	—	(446)
Proceeds from revolving credit facility	500	—
Other, net	(16)	(119)

Cash provided (used in) financing activities	484	(565)
Effect of exchange rate changes on cash and cash equivalents	(1,787)	(1,825)

Increase (decrease) in cash and cash equivalents	(40,971)	1,177
Cash and cash equivalents, beginning of period	80,435	41,179

Cash and cash equivalents, end of period	$39,464	$42,356

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
     Pregis Corporation is 100%-owned by Pregis Holding II Corporation (“Pregis Holding II” or the “Company”) which is 100%-owned by Pregis Holding I Corporation (“Pregis Holding I”). AEA Investors LP and its affiliates (the “Sponsors” or “AEA”) own approximately 98% of the issued and outstanding equity of Pregis Holding I, with the remainder held by management. AEA Investors LP is a New York-based private equity investment firm.
Basis of Presentation
     The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year.
     On February 19, 2010 the Company acquired all of the outstanding shares of IntelliPack (see Note 14). The results of operations of IntelliPack, Inc. (“IntelliPack”) are included in the consolidated results of the Company beginning February 20, 2010.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.
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

2. INVENTORIES
     The major components of net inventories are as follows:

	March 31,	December 31,
	2010	2009
Finished goods	$44,946	$40,941
Work-in-process	13,502	14,216
Raw materials	26,221	23,339
Other materials and supplies	2,451	2,528

	$87,120	$81,024

     Inventories at March 31, 2010 and at December 31, 2009 were stated net of reserves totaling $1,893 million and $1,881 million, respectively.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill by reportable segment for the three months ended March 31, 2010 are as follows:

	December 31,	Foreign Currency	Business	March 31,
Segment	2009	Translation	Acquisition	2010
Protective Packaging	$94,550	$838	$30,123	$125,511
Specialty Packaging	31,700	(1,948)	—	29,752

Total	$126,250	$(1,110)	$30,123	$155,263

     In the first quarter of 2010, the Protective Packaging segment acquired IntelliPack resulting in purchased goodwill of $30.1 million, subject to final valuation results. See Note 15 for acquisition related disclosures.
     The Company’s other intangible assets are summarized as follows:

	Average	March 31, 2010		December 31, 2009
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$45,065	$16,138	$46,231	$15,739
Patents	10	2,140	384	1,055	372
Non-compete agreements	2	2,999	2,999	3,041	3,041
Software	3	3,612	2,307	3,470	2,125
Land use rights and other	32	1,402	575	1,486	582
Intangible assets not subject to amortization:
Trademarks and trade names		4,423	—	4,630	—

Total		$59,641	$22,403	$59,913	$21,859

     Amortization expense related to intangible assets totaled $1,189 and $1,104 for the three months ended March 31, 2010 and 2009, respectively.
4. DEBT
     The Company’s long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
Revolving Credit Facility, due October, 2011	$42,500	$42,000
Senior secured 2005 notes, due April, 2013	135,090	143,160
Senior secured 2009 notes, due April, 2013 net of discount of $8,998 at March 31, 2010 and $10,216 at December 31, 2009	159,865	168,734
Senior subordinated notes, due October, 2013, net of discount of $1,552 at March 31, 2010 and $1,638 at December 31, 2009	148,448	148,362
Other	560	578

Total debt	486,463	502,834
Less: current portion	(360)	(300)

Long-term debt	$486,103	$502,534

     For the three months ended March 31, 2010 and 2009, the revaluation of the Company’s euro-denominated senior secured notes, and in 2009 the Term B-2 facility, resulted in unrealized foreign exchange gains of $18,158 and $11,323, respectively. These unrealized gains have been offset by unrealized losses of $16,671 and $14,110 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the three months ended March 31, 2010 and 2009, respectively. These amounts are included net within foreign exchange loss, net in the Company’s consolidated statements of operations.
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
     As of March 31, 2010, the Company has drawn $42.5 million under the revolving credit facility after reduction for amounts outstanding under letters of credit of $7.4 million. Revolving credit facility interest expense totaled $247 for the three months ended March 31, 2010. It is the current intent of the Company to hold the debt until its maturity, resulting in the debt’s classification as long-term as of March 31, 2010.
On October 5, 2009, the Company amended its senior secured credit facilities. The amendment, among other things:

•	permits the Company to engage in certain specified sale leaseback transactions in 2009 and up to $35.0 million of additional sale leaseback transactions through the maturity of the senior secured credit facilities;

•	replaces the maximum leverage ratio covenant of 5.0x under the senior secured credit facilities with a first lien leverage covenant of 2.0x;

•	eliminates the minimum cash interest coverage ratio covenant under the senior secured credit facilities;

•	increases the accordion feature of the term loan portion of the senior secured credit facilities by $100.0 million, allowing the Company to borrow up to $200.0 million under the term loan portion of the senior secured credit facilities, subject to certain conditions including receipt of commitments therefore;

•	provides for additional subordinated debt issuances subject to a 2.0x interest coverage ratio; and

•	modifies several other covenants in the senior secured credit facilities to provide the Company with more flexibility.
     On October 5, 2009, Pregis issued €125.0 million aggregate principal amount of additional second priority senior secured floating rate notes due 2013 (the “2009 notes”). The 2009 note were exchanged for registered notes issued pursuant to an exchange off on March 5, 2010. The notes bear interest at a floating rate of EURIBOR plus 5.00% per year. Interest on the notes will be reset quarterly and is payable on January 15, April 15, July 15, and October 15 of each year. The notes mature on April 15, 2013. The notes are treated as a single class under the indenture with the €100.0 million principal amount of the Company’s existing second priority senior secured floating rate notes due 2013 (the “2005 note” and, together with the notes, the “senior secured floating rate notes”), originally issued on October 12, 2005. However, the notes do not have the same Common Code or ISIN number as the 2005 notes, are not fungible with the 2005 notes and will not trade together as a single class with the 2005 notes. The notes are treated as issued with more than de minimis original issue discount for United States federal income tax purposes, whereas the existing notes were not issued with original issue discount for such purposes.
     The notes and the related guarantees are second priority secured senior obligations. Accordingly, they are effectively junior to the Company’s and the guarantors’ obligations under the Company’s senior secured credit facilities and any other obligations that are secured by first priority liens on the collateral securing the notes or that are secured by a lien on assets that are not part of the collateral securing the notes, in each case, to the extent of the value of such collateral or assets; structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries that are not guarantors; equal in right of payment with the 2005 notes equal in right of payment with all of the Company’s and the guarantors’ existing and future unsecured and unsubordinated indebtedness, and effectively senior to such indebtedness to the extent of the value of the collateral; and senior in right of payment to all of the Company’s and the guarantors’ existing and future subordinated indebtedness, including the senior subordinated notes issued by us in 2005 (the “senior subordinated notes”) and the related guarantees.
     The proceeds from the October 2009 offering were used to repay the Term B-1 and Term B-2 indebtedness under the Company’s senior secured credit facilities.

5. FAIR VALUE MEASUREMENTS
     Under U.S. GAAP, certain assets and liabilities must be measured at fair value and ASC Topic 820, Fair Value Measurements and Disclosures, (“ASC Topic 820”) details the disclosures that are required for items measured at fair value.
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
     The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense. For the three months ended March 31, 2010, the swap resulted in an increase to interest expense of $927 compared to a reduction of $124 for the same period in 2009.
     At March 31, 2010, this interest rate swap contract was the Company’s only derivative instrument and only financial instrument requiring measurement at fair value. The swap is an over-the-counter contract and the inputs utilized to determine its fair value are obtained in quoted public markets. Therefore, the Company has categorized this instrument as Level 2 within the fair value hierarchy. At March 31, 2010, the fair value of this instrument was estimated to be a liability of $4,276, which is reported within other liabilities in the Company’s consolidated balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At March 31, 2010, the fair values of the Company’s senior secured 2005 notes, senior secured 2009 notes, and senior subordinated notes were estimated to be $124,958, $155,354, and $148,500 respectively, based on quoted market prices. Under ASC Topic 825, “Financial Instruments”, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under this standard for any of its financial assets or liabilities.
6. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands.

     The components of net periodic pension cost related to these plans for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Service cost of benefits earned	$496	$236
Interest cost on benefit obligations	1,178	1,005
Expected return on plan assets	(1,596)	(1,468)
Amortization of unrecognized net gain	(10)	(52)

Net periodic pension cost (benefit)	$68	$(279)

7. OTHER OPERATING EXPENSE, NET
     A summary of the items comprising other operating expense, net is as follows:

	Three Months Ended March 31,
	2010	2009
Gain on disposal of property, plant and equipment	$(42)	$(211)
Royalty expense	41	14
Rental income	(14)	(6)
Restructuring expense	630	6,730
Other expense, net	32	74

Other operating expense, net	$647	$6,601

     Restructuring activities are discussed further in Note 9 below.
8. RESTRUCTURING ACTIVITY
     In 2009, as part of the Company’s efforts to reduce its overall cost structure, management implemented headcount reductions and engaged outside consultants to assist in further restructuring of its manufacturing operations.
     Following is a reconciliation of the restructuring liability for the three months ended March 31, 2010.

	December 31,			Cash	Foreign Currency	March 31,
Segment	2009	Severance	Other	Paid Out	Translation	2010
Protective Packaging	$754	$19	$295	$(644)	$(17)	$407
Specialty Packaging	649	151	—	(414)	(30)	356
Corporate	—	—	165	(165)		—

Total	$1,403	$170	$460	$(1,223)	$(47)	$763

     Amounts recorded for restructuring liabilities are included in other current liabilities on the Company’s consolidated balance sheets.

9. INCOME TAXES
     The Company’s effective tax rate was (15.23)% and (26.06)% for the three months ended March 31, 2010 and 2009, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Three Months Ended March 31,
	2010	2009
U.S. federal income tax rate	(35.00)%	(35.00)%
Changes in income tax rate resulting from:
Valuation allowances	18.74	7.50
State and local taxes on income, net of U.S. federal income tax benefit	(0.63)	(1.41)
Foreign rate differential	0.45	3.10
Non-deductible interest expense	—	(2.50)
Permanent differences	1.35	0.91
Other	(0.14)	1.34

Income tax benefit	(15.23)%	(26.06)%

10. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its sponsors, AEA Investors LP and its affiliates, who provide various advisory and consulting services. Fees and expenses incurred under this agreement totaled $962 for the three months ended March 31, 2010, which included a $500 fee for services related to the acquisition of IntelliPack (see Note 15), and $492 for the same period of 2009.
     The Company had sales to affiliates of AEA Investors LP totaling $402 for the three months ended March 31, 2010 compared to $56 for the same period of 2009, respectively. The Company made purchases from affiliates of AEA Investors LP totaling $4,123 for the three months ended March 31, 2010 compared to $2,592 for the same period of 2009, respectively.
11. SEGMENT AND GEOGRAPHIC INFORMATION
     The Company’s segments are determined on the basis of its organization and internal reporting to the chief operating decision maker. The Company’s segments are as follows:
     Protective Packaging – This segment manufactures, markets, sells and distributes protective packaging products in North America and Europe. Its protective mailers, air-encapsulated bubble products, sheet foam, engineered foam, inflatable airbag systems, honeycomb products, foam-in-place, and other protective packaging products are manufactured and sold for use in cushioning, void-fill, surface-protection, containment and blocking & bracing applications.
     Specialty Packaging – This segment provides innovative packaging solutions for food, medical, and other specialty packaging applications, primarily in Europe.
     Net sales by reportable segment for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Protective Packaging	$134,860	$115,429
Specialty Packaging	75,176	70,115

	$210,036	$185,544

     The Company evaluates performance and allocates resources to its segments based on segment EBITDA, which is calculated internally as net income before interest, taxes, depreciation, amortization, restructuring expense and adjusted for other non-cash charges and benefits. Segment EBITDA is a measure of segment profit or loss which is reported to the Company’s chief operating decision maker for purposes of making decisions about allocating resources to the Company’s segments and evaluating segment performance. In addition, segment EBITDA is included herein in conformity with ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information.” Management believes that segment EBITDA provides useful information for analyzing and evaluating the underlying operating results of each segment. However, segment EBITDA should not be considered in isolation or as a substitute for net income (loss) before income taxes or other measures of financial performance prepared in accordance with generally accepted accounting principles in the United States. Additionally, the Company’s computation of segment EBITDA may not be comparable to other similarly titled measures computed by other companies.
     The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to loss before income taxes:

	Three Months Ended March 31,
	2010	2009
Segment EBITDA
Protective Packaging	$10,781	$11,367
Specialty Packaging	9,544	9,311

Total segment EBITDA	20,325	20,678
Corporate expenses	(9,047)	(3,283)
Restructuring expense	(630)	(6,730)
Depreciation and amortization	(11,195)	(11,471)
Interest expense	(12,004)	(9,398)
Interest income	36	27
Unrealized foreign exchange loss, net	(1,222)	(3,466)
Non-cash stock compensation	(664)	(433)

Loss before income taxes	$(14,401)	$(14,076)

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

12. COMPREHENSIVE LOSS
     Total comprehensive loss and its components for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(12,208)	$(10,408)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3,309	(1,327)
Net change in fair value of hedging instrument	394	(1,157)

Comprehensive loss	$(8,505)	$(12,892)

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
Financing commitments
     As of March 31, 2010, the Company also had $7.4 million of outstanding letters of credit outstanding under the revolving credit facility. In addition, the Company also had outstanding guarantees and letters of credit issued under other financing lines with local banks totaling $6.0 million.

14. ACQUISITION
     On February 19, 2010, Pregis acquired all of the outstanding stock of IntelliPack, Inc. through one of its wholly owned subsidiaries, Pregis Management Corporation. The initial purchase price of $31.5 million was funded with cash-on-hand. In accordance with the terms of the agreement, additional consideration may be payable by Pregis if certain future performance targets are achieved by IntelliPack. Based on preliminary estimates, the fair value of contingent purchase consideration was valued at approximately $9.2 million as of March 31, 2010. As of March 31, 2010 the Company recorded $2.4 million in other current liabilities and $6.8 million in other long-term liabilities related to this contingent purchase consideration. The classification of curent and long-term was based on estimated timing of future payments.
     The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company has allocated the purchase price on the basis of estimated fair value of the underlying assets acquired and liabilities assumed. The Company is in the process of finalizing its valuation analysis, which may result in subsequent revisions to the allocation. The purchase price has been allocated on a preliminary basis as follows:

Current assets	$2,706
Goodwill	30,123
Other non-current assets	9,353
Liabilities	(1,510)

Total purchase price	$40,672

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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
March 31, 2010
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$3,660	$498	$35,306	$—	$39,464
Accounts receivable
Trade, net of allowances	—	—	32,811	94,633	—	127,444
Affiliates	—	63,235	63,343	4,684	(131,262)	—
Other	—	—	61	6,840	—	6,901
Inventories, net	—	—	21,468	65,652	—	87,120
Deferred income taxes	—	134	2,507	1,997	—	4,638
Due from Pactiv	—	—	—	1,164	—	1,164
Prepayments and other current assets	—	3,842	1,080	3,965	—	8,887

Total current assets	—	70,871	121,768	214,241	(131,262)	275,618
Investment in subsidiaries / intercompany balances	50,951	506,404	—	—	(557,355)	—
Property, plant and equipment, net	—	1,280	73,722	148,957	—	223,959
Other assets
Goodwill	—	—	115,298	39,965	—	155,263
Intangible assets, net	—	—	16,551	20,687	—	37,238
Restricted cash	—	3,500	—	—		3,500
Other	—	7,327	3,381	18,662	—	29,370

Total other assets	—	10,827	135,230	79,314	—	225,371

Total assets	$50,951	$589,382	$330,720	$442,512	$(688,617)	$724,948

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$360	$—	$360
Accounts payable	—	7,056	19,209	64,935	—	91,200
Accounts payable, affiliate	—	31,259	50,381	49,575	(131,215)	—
Accrued income taxes	—	(1,351)	1,367	4,442	—	4,458
Accrued payroll and benefits	—	362	3,110	11,189	—	14,661
Accrued interest	—	12,107	—	2	—	12,109
Other	—	2,381	5,637	9,957	—	17,975

Total current liabilities	—	51,814	79,704	140,460	(131,215)	140,763
Long-term debt	—	485,902	—	201	—	486,103
Intercompany balances	—	—	102,925	279,109	(382,034)	—
Deferred income taxes	—	(12,037)	21,215	7,258	—	16,436
Other	—	12,752	5,842	12,101	—	30,695
Total Stockholder’s equity	50,951	50,951	121,034	3,383	(175,368)	50,951

Total liabilities and stockholder’s equity	$50,951	$589,382	$330,720	$442,512	$(688,617)	$724,948

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2009

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$40,883	$—	$39,552	$—	$80,435
Accounts receivable
Trade, net of allowances	—	—	30,394	90,418	—	120,812
Affiliates	—	64,072	62,382	3,963	(130,417)	—
Other	—	—	10	12,025	—	12,035
Inventories, net	—	—	20,051	60,973	—	81,024
Deferred income taxes	—	134	2,507	2,438	—	5,079
Due from Pactiv	—	—	—	1,169	—	1,169
Prepayments and other current assets	—	3,492	1,063	3,374	—	7,929

Total current assets	—	108,581	116,407	213,912	(130,417)	308,483
Investment in subsidiaries / intercompany balances	58,792	484,778	—	—	(543,570)	—
Property, plant and equipment, net	—	1,239	66,525	159,118	—	226,882
Other assets
Goodwill	—	—	85,176	41,074	—	126,250
Intangible assets, net	—	—	15,763	22,291	—	38,054
Other	—	8,092	3,381	19,405	—	30,878

Total other assets	—	8,092	104,320	82,770	—	195,182

Total assets	$58,792	$602,690	$287,252	$455,800	$(673,987)	$730,547

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$300	$—	$300
Accounts payable	—	4,972	16,820	56,916	—	78,708
Accounts payable, affiliate	—	32,152	46,676	51,595	(130,423)	—
Accrued income taxes	—	(1,365)	1,188	5,413	—	5,236
Accrued payroll and benefits	—	16	4,148	10,078	—	14,242
Accrued interest	—	7,720	—	2	—	7,722
Other	—	1	6,297	11,713	—	18,011

Total current liabilities	—	43,496	75,129	136,017	(130,423)	124,219
Long-term debt	—	502,256	—	278	—	502,534
Intercompany balances	—	—	106,933	295,747	(402,680)	—
Deferred income taxes	—	(8,485)	20,287	7,919	—	19,721
Other	—	6,631	5,820	12,830	—	25,281
Total Stockholder’s equity	58,792	58,792	79,083	3,009	(140,884)	58,792

Total liabilities and stockholder’s equity	$58,792	$602,690	$287,252	$455,800	$(673,987)	$730,547

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$75,459	$137,227	$(2,650)	$210,036

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	56,215	108,905	(2,650)	162,470
Selling, general and administrative	—	9,481	9,953	17,446	—	36,880
Depreciation and amortization	—	129	3,816	7,250	—	11,195
Other operating expense, net	—	210	(9)	446	—	647

Total operating costs and expenses	—	9,820	69,975	134,047	(2,650)	211,192

Operating income (loss)	—	(9,820)	5,484	3,180	—	(1,156)

Interest expense	—	3,381	3,266	5,357	—	12,004
Interest income	—	(5)	—	(31)	—	(36)
Foreign exchange loss, net	—	1,124	—	153	—	1,277
Equity in loss of subsidiaries	12,208	1,655	—	—	(13,863)	—

Income (loss) before income taxes	(12,208)	(15,975)	2,218	(2,299)	13,863	(14,401)
Income tax expense (benefit)	—	(3,767)	935	639	—	(2,193)

Net income (loss)	$(12,208)	$(12,208)	$1,283	$(2,938)	$13,863	$(12,208)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$66,267	$120,837	$(1,560)	$185,544

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	48,009	94,558	(1,560)	141,007
Selling, general and administrative	—	4,003	9,053	14,940	—	27,996
Depreciation and amortization	—	155	4,128	7,188	—	11,471
Other operating expense, net	—	2,146	2,005	2,450	—	6,601

Total operating costs and expenses	—	6,304	63,195	119,136	(1,560)	187,075

Operating income (loss)	—	(6,304)	3,072	1,701	—	(1,531)

Interest expense	—	(2,612)	4,262	7,748	—	9,398
Interest income	—	(27)	—	—	—	(27)
Foreign exchange loss, net	—	4,039	—	(865)	—	3,174
Equity in loss of subsidiaries	10,408	5,923	—	—	(16,331)	—

Income (loss) before income taxes	(10,408)	(13,627)	(1,190)	(5,182)	16,331	(14,076)
Income tax expense (benefit)	—	(3,219)	(414)	(35)	—	(3,668)

Net income (loss)	$(10,408)	$(10,408)	$(776)	$(5,147)	$16,331	$(10,408)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2010
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(12,208)	$(12,208)	$1,283	$(2,938)	$13,863	$(12,208)
Non-cash adjustments	12,208	749	4,745	7,207	(13,863)	11,046
Changes in operating assets and liabilities, net of effects of acquisitions	—	5,003	1,210	(3,092)	—	3,121

Cash provided by (used in) operating activities	—	(6,456)	7,238	1,177	—	1,959

Investing activities
Capital expenditures	—	(170)	(2,847)	(3,819)	—	(6,836)
Proceeds from sale of assets	—	—	—	94	—	94
Acquisition of business, net of cash acquired	—	(31,500)	115	—	—	(31,385)
Change in restricted cash	—	(3,500)	—	—	—	(3,500)

Cash used in investing activities	—	(35,170)	(2,732)	(3,725)	—	(41,627)

Financing activities
Intercompany activity	—	4,008	(4,008)	—	—	—
Proceeds from issuance of long-term debt	—	500	—	—	—	500
Other, net	—	—	—	(16)	—	(16)

Cash provided by (used in) financing activities	—	4,508	(4,008)	(16)	—	484
Effect of exchange rate changes on cash and cash equivalents	—	(105)	—	(1,682)	—	(1,787)

Increase (decrease) in cash and cash equivalents	—	(37,223)	498	(4,246)	—	(40,971)
Cash and cash equivalents, beginning of period	—	40,883	—	39,552	—	80,435

Cash and cash equivalents, end of period	$—	$3,660	$498	$35,306	$—	$39,464

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(10,408)	$(10,408)	$(776)	$(5,147)	$16,331	$(10,408)
Non-cash adjustments	10,408	8,236	3,765	5,619	(16,331)	11,697
Changes in operating assets and						—
liabilities, net of effects of acquisitions	—	17,332	(11,240)	1,016	—	7,108

Cash provided by (used in) operating activities	—	15,160	(8,251)	1,488	—	8,397

Investing activities
Capital expenditures	—	—	(1,517)	(3,579)	—	(5,096)
Proceeds from sale of assets	—	—	4	262	—	266

Cash used in investing activities	—	—	(1,513)	(3,317)	—	(4,830)

Financing activities
Repayment of long-term debt	—	(446)	—	—	—	(446)
Other, net	—	—	—	(119)	—	(119)

Cash provided by (used in) financing activities	—	(446)	—	(119)	—	(565)
Effect of exchange rate changes on cash and cash equivalents	—	(209)	—	(1,616)	—	(1,825)

Decrease in cash and cash equivalents	—	14,505	(9,764)	(3,564)	—	1,177
Cash and cash equivalents, beginning of period	—	—	9,764	31,415	—	41,179

Cash and cash equivalents, end of period	$—	$14,505	$—	$27,851	$—	$42,356

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This following discussion and analysis should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.
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
     Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others:
•	risks associated with our substantial indebtedness and debt service, including the requirement that we comply with various negative and financial covenants contained in our loan agreements;

•	increases in prices and availability of resin and other raw materials, our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our products;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	our ability to meet future capital requirements;

•	general economic or business conditions, including the recession in the U.S. and the worldwide economic slowdown, as well as recent disruptions to the credit and financial markets in the U.S. and worldwide;

•	risks related to our acquisition or divestiture strategy;

•	our ability to retain management;

•	our ability to protect our intellectual property rights;

•	changes in governmental laws and regulations, including environmental laws and regulations;

•	changes in foreign currency exchange rates; and

•	other risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 filed with the SEC.
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
OVERVIEW
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We currently operate 47 facilities in 18 countries, with 4,050 employees world-wide. We sell our products to a wide array of customers, including retailers, distributors, packer processors, hospitals, fabricators and directly to the end-users. Approximately 66% of our 2009 net sales were generated outside of the U.S., so we are sensitive to fluctuations in foreign currency exchange rates, primarily between the euro and pound sterling with the U.S. dollar.
     Our net sales for the three months ended March 2010 increased 13.2% over the comparable period of 2009. The increase was driven primarily by increased volumes, driven by the impact of economic recovery as well as the Company’s growth initiatives, sales associated with the recently completed acquisition of IntelliPack, and favorable foreign currency translation. This was partially offset by lower year-over-year selling prices, particularly in our protective packaging segment. Excluding the impact of favorable foreign currency translation and the IntelliPack acquisition, net sales for the three months ended March 31, 2010 increased 7.4% compared to the same period in 2009.
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales decreased to 22.6% for the first quarter of 2010, compared to 24.0% for the same period of 2009. The decline in our 2010 gross margin percentage was driven primarily by increased key raw material costs and negative price/mix, partially offset by the impact from increased volumes and the Company’s cost reduction program. The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. In the first quarter of 2010 as compared to the same period of 2009, average resin costs increased approximately 39% in North America and 48% in Europe, as measured by the Chemical Market Associates, Inc. (“CMAI”) index and PLATT’s index, their respective market indices. These increases in resin and other key raw material costs reduced the Company’s gross margin as a percent of sales by 342 basis points.
     In 2008, we implemented a number of company-wide restructuring programs focused on improving profitability in response to the economic weakness. These programs, which were substantially completed in 2008, included headcount reductions, plant consolidations, and numerous productivity programs to maximize our operating effectiveness. In the first quarter of 2009, we commenced additional restructuring initiatives to further reduce our cost structure by optimizing our organizational structure and our operating processes. As of March 31, 2010, our restructuring initiatives are substantially complete. During the first three months of 2010 we realized year-over-year cost savings of approximately $4.3 million relating to our 2009 and 2010 cost reduction initiatives.

RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three months ended March 31, 2010 compared to the same period ended March 31, 2009 are summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Three Months Ended March 31,				Price /						Currency
	2010	2009	$ Change	% Change	Mix		Volume		Acquisition		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$134,860	$115,429	$19,431	16.8%	$(6,851)	(5.9)%	$20,010	17.3%	$1,932	1.7%	$4,340	3.7%
Specialty Packaging	75,176	70,115	5,061	7.2%	(611)	(1.0)%	1,107	1.6%	—	—%	4,565	6.5%

Total	$210,036	$185,544	$24,492	13.2%	$(7,462)	(4.0)%	$21,117	11.4%	$1,932	1.0%	$8,905	4.8%

Segment Net Sales
     Volume in the Company’s protective packaging segment increased by 17.3% for the three month period ended March 31, 2010 compared to the same period in 2009. The volume increase for the period was driven primarily by improved economic conditions, particularly in North America and to a lesser extent in Europe, as well as the impact from growth initiatives in areas such as inflatable systems and sustainable products.
     Price/mix for the Company’s protective packaging segment reduced net sales by 5.9% for the three month period ended March 31, 2010 compared to the same period in 2009. Selling prices were lower year-over-year as selling prices in the first quarter of 2009 were at elevated levels due to significant price increases implemented in the second half of 2008.
     Volume in the Company’s specialty packaging segment increased by 1.7% for the three month period ended March 31, 2010 compared to the same period of 2009, primarily due to the impact of growth initiatives in our fresh food packaging markets.
     The specialty packaging segment did not experience the substantial volume declines in 2009 that the protective packaging segment experienced. As a result, the improved economic conditions have not had as large of an impact on volume in the specialty packaging segment in 2010. This is due to the different end markets the two segments serve. Protective packaging primarily serves the industrial, housing, and automotive sectors, while the specialty packaging segment primarily serves the consumer food and medical sectors. The consumer food and medical sectors experienced less sensitivity to the overall economic weakness as compared to the industrial, housing, and automotive sectors.
Gross Margin
          Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization), as a percent of net sales, was 22.6% for the three months ended March 31, 2010 compared to 24.0% for the same period of 2009. This decrease of 140 basis points was driven by increased key raw material costs and negative price/mix, partially offset by increased volume and savings resulting from the Company’s cost reduction program. The increase in key raw material costs resulted in a negative 324 basis point impact on gross margin as a percent of net sales. Savings from the Company’s cost reduction program resulted in a 229 basis point improvement for the three months ended March 31, 2010 as compared to the equivalent period in 2009.
     Average resin costs in North America for the three month period ended March 31, 2010 were 39% higher than average resin costs for the same period in 2009 while average resin costs in Europe were 48% higher than average resin prices for the same period of 2009, based on their respective market indices.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $8.9 million for the three months ended March 31, 2010 compared to the same period of 2009. The increase was primarily driven by legal expenses of $4.5 million, acquisition related costs of $1.0 million, SG&A costs associated with our recently completed acquisition of IntelliPack of $0.4 million, and unfavorable foreign currency translation of $1.0 million. The increased legal expenses were the result of a patent dispute related to the Company’s protective packaging segment. This dispute was resolved successfully by the Company in March 2010. Excluding the impact of the legal expenses, acquisition related costs, IntelliPack’s SG&A expenses, and unfavorable foreign currency translation, selling, general and administrative expenses for the three months ended March 31, 2010 increased by approximately $2.0 million due primarily to increased pension, stock compensation, and additional sales and marketing expenses incurred to help drive the Company’s growth initiatives.
Other Operating Expense, net
     For the three months ended March 31, 2010, other operating expense, net totaled $0.6 million, compared to $6.6 million in the same period of 2009. In the 2010 period we recorded restructuring charges of $0.6 million, primarily for consulting expenses. In the 2009 period we recorded restructuring charges of $6.7 million. See Note 8 to the unaudited consolidated financial statements for details regarding our restructuring activity.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased by $0.3 million for the three months ended March 31, 2010, compared to the respective period of 2009. The decrease in depreciation and amortization expense is the impact of lower average depreciation rates related to recent capital expenditure additions which was partially offset by foreign currency translation resulting from a weakening U.S. dollar in 2010 compared to the same period of 2009.
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

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(dollars in thousands)
Segment:
Protective Packaging	$10,781	$11,367	$(586)	(5.2)%
Specialty Packaging	9,544	9,311	233	2.5%

Total segment EBITDA	$20,325	$20,678	$(353)	(1.7)%

     Segment EBITDA for the protective packaging segment declined $0.6 million for the three months ended March 31, 2010 compared to the same period of 2009. This decrease was due primarily to the impact of increased key raw material costs and unfavorable price/mix which was partially offset by increased volumes and the results of our cost reduction program, which totaled approximately $3.5 million year-over-year for the quarter.
     Segment EBITDA for specialty packaging increased by $0.2 million for the first quarter of 2010. This increase was due to increased volumes, savings resulting from our cost reduction program, and favorable foreign currency translation partially offset by increased key raw material costs and negative price/mix.
Interest Expense
     Interest expense for the three months ended March 31, 2010 increased $2.6 million compared to the same quarter 2009. This increase was driven by higher average interest rates resulting from the retirement of the Company’s term debt in the third quarter of 2009, and its replacement with new floating rate notes at higher average interest rates. The increase is also reflective of higher amortization of discount and deferred financing fees, again resulting from the Company’s 2009 debt refinancing. Finally unfavorable foreign currency increased interest expense on the Company’s euro denominated debt.
Foreign Exchange Loss (Gain), net
     A portion of our third-party debt is denominated in euro and revalued to U.S. dollars at month-end. We also maintain an intercompany debt structure, whereby Pregis Corporation has provided euro-denominated loans to certain of its foreign subsidiaries and these and other foreign subsidiaries have provided euro-denominated loans to certain U.K. based subsidiaries. At each month-end we recognize unrealized gains and losses on the revaluation of these instruments, resulting from the fluctuations between the U.S. dollar and euro exchange rate, as well as the pound sterling and euro exchange rate.
     In the three months ended March 31, 2010, we recognized a net foreign exchange loss of $1.3 million. The loss in the quarter reflects the relative strengthening of the U.S. dollar at the end of March 2010 (relative to December 31, 2009 exchange rates) when we revalued our euro-denominated third-party debt and inter-company loans. In the three month period ended March 31, 2009, we recognized a net foreign exchange loss of $3.2 million.
Income Tax Expense
     Our effective income tax rate was approximately 15.23% for the three months ended March 31, 2010, which compares to approximately 26.06% for the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, the Company’s effective rate was increased from a benefit at the

U.S. federal statutory rate of 35% primarily due to establishment of additional valuation allowances against losses in certain jurisdictions that are not expected to result in future tax benefits.
Net Loss
     For the three months ended March 31, 2010, we had a net loss of $12.2 million, compared to a net loss of $10.4 million in the comparable period of 2009. As discussed herein, the 2010 net loss is mainly the result of increased raw material costs partially offset by the impact of cost reductions.
LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Cash provided by operating activities	$1,959	$8,397
Cash used in investing activities	(41,627)	(4,830)
Cash provided (used) in financing activities	484	(565)
Effect of foreign exchange rate changes	(1,787)	(1,825)

Increase (decrease) in cash and cash equivalents	$(40,971)	$1,177

     Operating Activities. Cash provided by operating activities decreased by $6.4 million during the three months ended March 31, 2010 compared to the same period of 2009. This decrease was driven primarily by increased working capital investment related to the increased year-over-year sales volumes.
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
     The Company has not experienced any significant changes in year-over-year days sales outstanding, days inventory on-hand or days payable outstanding. The Company has not identified any trends in key working capital investments that would have a material impact on its liquidity or ability to satisfy its debt obligations or fund capital expenditures. The Company does not currently expect that raw material price increases will have a material effect on liquidity in future periods, but significant shifts in key raw material costs could affect our cash generated from operating activities in future periods.
     Investing Activities. Cash used in investing activities totaled $41.6 million for the three months ended March 31, 2010, an increase of $36.8 million compared to the same period of 2009. This increase was primarily the result of the acquisition of IntelliPack and, to a lesser extent, capital expenditures. On February 19, 2010, Pregis acquired all of the stock of IntelliPack for an initial purchase price of $31.5 million and certain escrowed amounts totaling $3.5 million, which was funded with cash-on-hand. Capital expenditures totaled $6.8 million in the 2010 period compared to $5.1 million in the 2009 period.

     Financing Activities. Cash provided in financing activities for the three months ended March 31, 2010 included proceeds from the revolving credit facility draw of $0.5 million, net of activity on capital lease debt.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We expect our 2010 capital expenditures to total approximately $20 to $25 million and our 2010 debt service costs to total approximately $42 million. At March 31, 2010, we had cash and cash equivalents of $39.5 million. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents to ensure safety of principal while achieving a satisfactory yield on those funds. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     Our primary source of liquidity will continue to be cash flows from operations, existing cash balances, and amounts available to the Company under its credit agreement.
     Senior Secured Credit Facilities. In October 2005, Pregis entered into senior secured credit facilities which provided for a revolving credit facility and two term loans: an $88.0 million term B-1 facility and a €68.0 million term loan B-2 facility. The term loans were repaid in full in October 2009. The revolving credit facility matures in October 2011 and provides for borrowings of up to $50.0 million, a portion of which may be made available to the Company’s non-U.S. subsidiary borrowers in euros and/or pounds sterling. The revolving credit facility also includes a swing-line loan sub-facility and a letter of credit sub-facility. The revolving credit facility bears interest at a rate equal to, at the Company’s option, (1) an alternate base rate or (2) LIBOR or EURIBOR, plus an applicable margin of 0.375% to 1.00% for base rate advances and 1.375% to 2.00% for LIBOR or EURIBOR advances, depending on the leverage ratio of the Company, as defined in the credit agreement. In addition, the Company is required to pay an annual commitment fee of 0.375% to 0.50% on the revolving credit facility depending on the leverage ratio of the Company, as well as customary letter of credit fees. As of March 31, 2010, the Company had $42.5 million drawn under the revolving credit facility and $7.4 million of outstanding letters of credit.
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
     The following table sets forth the First Lien Leverage Ratio as of March 31, 2010 and 2009:

		Ratios
(unaudited)	Covenant	Calculated at March 31,
(dollars in thousands)	Measure	2010	2009
First Lien Leverage Ratio	Maximum of 2.0x	0.10	1.46

Consolidated EBITDA	—	$87,980	$92,645
Net Debt Secured by First Priority Lien	—	$8,597	$135,356
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
     Consolidated EBITDA is calculated under the senior secured credit facility for the twelve months ended March 31, 2010 and 2009 as follows:

(unaudited)	Twelve Months Ended March 31,
(dollars in thousands)	2010	2009
Net Loss	$(19,810)	$(54,866)

Senior Secured Credit Facility Consolidated Net Income definition add backs:
Non-cash compensation charges	1,585	1,210
Net after tax extraordinary gains or losses (incl. severance and restructuring charges)	10,604	12,847
Non-cash unrealized currency gains or losses	(8,369)	21,175
Any FAS 142, 144, 141 impairment charge or asset write off	(59)	20,354

Consolidated Net (Loss) Income	$(16,049)	$720

Senior Secured Credit Facility Consolidated EBITDA definition add backs:
Interest expense	44,805	45,713
Income tax expense	(1,523)	(8,243)
Depreciation expense and amortization	44,506	50,275
Fees payable to AEA Investors LP	2,514	1,755
Unusual and non-recurring charges	10,735	1,998
Pro forma EBITDA of acquisitions	2,992	—
Other	—	427

Consolidated EBITDA	$87,980	$92,645

     As of March 31, 2010, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
     On October 5, 2009 we amended our senior secured credit facilities. The amendment, among other things:
•	permits our company to engage in certain specified sale leaseback transactions in 2009 and up to $35.0 million of additional sale leaseback transactions through the maturity of the senior secured credit facilities;

•	replaced the maximum leverage ratio covenant of 5.0x under the senior secured credit facilities with the first lien leverage covenant of 2.0x;

•	eliminated the minimum cash interest coverage ratio covenant under the senior secured credit facilities;

•	increased the accordion feature of the term loan portion of the senior secured credit facilities by $100.0 million, allowing our company to borrow up to $200.0 million under the term loan portion of the senior secured credit facilities, subject to certain conditions including receipt of commitments therefore;

•	provided for additional subordinated debt issuances subject to a 2.0x interest coverage ratio; and

•	modified several other covenants in the senior secured credit facilities to provide our company with more flexibility.
     In October 2009 we used the proceeds of an offering of senior secured floating rate notes, together with cash on hand, to repay in full amounts outstanding under the term loans under our senior secured credit facilities. However, following the issuance of the senior secured floating rate notes and the use of proceeds thereof and subject to compliance with our senior secured credit facilities, the indenture governing the senior secured floating rate notes will continue to allow us to incur at least $220 million (less amounts then outstanding under the senior secured credit facilities) of debt, including new debt which replaces the term loans repaid with the proceeds of the offering of senior secured floating rate notes. If such debt is incurred under the $220 million credit facility basket or in compliance with a 3:1 senior secured leverage ratio, plus an additional $50 million, such debt would constitute first priority lien obligations and could be secured on a first priority basis.
     Senior Secured Floating Rate Notes and Senior Subordinated Notes. On October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “senior secured notes”) and $150 million aggregate principal amount of 12 3/8 % senior subordinated notes due 2013 (the “senior subordinated notes”).
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
     The 2009 senior secured notes are treated as a single class under the indenture with the €100.0 million principal amount of 2005 second priority senior secured floating rate notes for purpose of voting and redemption. However, the 2009 senior secured notes do not have the same Common Code or ISIN numbers as the 2005 senior secured notes, are not fungible with the 2005 senior secured notes and will not trade together as a single class with the 2005 senior secured notes. The 2009 senior secured notes are treated as issued with more than de minimis original issue discount for United States federal income tax purposes, whereas the 2005 senior secured notes were not issued with original issue discount for such purposes. Together the 2005 senior secured notes and the 2009 senior secured notes are referred to herein as the senior secured notes.
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
     The senior secured notes and senior subordinated notes are not listed on any national securities exchange in the United States. The senior secured notes are listed on the Irish Stock. However, there can be no assurance that the senior secured notes will remain listed.
     The proceeds from the sale of the notes in October 2009 were used to repay the Term B-1 and Term B-2 indebtedness under our senior secured credit facilities.
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
     As of December 31, 2009, the capital stock of the following subsidiaries of Pregis constituted collateral for the senior secured floating rate notes:

	As of December 31, 2009
	Amount of Collateral
	(Maximum of Book Value
	and Market Value, Subject	Book Value of	Market Value of
Name of Subsidiary	to 20% Cap)	Capital Stock	Capital Stock
Pregis Innovative Packaging Inc.	$64,422,000	$38,900,000	$138,100,000
Hexacomb Corporation	$36,400,000	$36,400,000	$21,900,000
Pregis (Luxembourg) Holding S.àr.l. (66%)	$16,600,000	$16,600,000	$—
Pregis Management Corporation*	$100	$100	$100

*	Effective March 17, 2010 Pregis Management Corporation changed its name to Pregis IntelliPack Corporation.

     As described above, under the collateral agreement, the capital stock pledged to the senior secured floating rate noteholders constitutes collateral only to the extent that the par value or market value or book value (whichever is greatest) of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured floating rate notes. This threshold is €45,000,000, or, at the December 31, 2009 exchange rate of U.S. dollars to euro of 1.4316:1.00, approximately $64.4 million. As of December 31, 2009, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $38.9 million and $138.1 million, respectively; the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $36.4 million and $21.9 million respectively; and the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.àr.l. were approximately $16.6 million and $ — million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes only approximately $64.4 million with respect to the shares of capital stock of Pregis Innovative Packaging Inc. Since the book value and market value of the shares of capital stock of our other domestic subsidiaries and Pregis (Luxemburg) Holdings S.ar.l are each less than the $64.4 million threshold, they are not effected by the 20% clause of the collateral agreement.
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
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2009, the value of the collateral for the senior secured floating rate notes totaled approximately $541.3 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $423.9 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $117.4 million). As a result of the IntelliPack acquisition (see Note 14), that the estimated value of the collateral for the senior secured floating rate notes has increased. As the Company has not completed its final evaluations associated with this acquisition the amount of this increase is not known. Except for the anticipated increase in collateral value associated with the IntelliPack acquisition, the collateral value has not changed materially as of March 31, 2010. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended March 31, 2010 and 2009:

		Ratios
(unaudited)	Covenant	Calculated at March 31,
(dollars in thousands)	Measure	2010		2009
Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	2.1	x	2.2	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	0.5	x	1.9	x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$87,980		$92,645
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	—	$41,429		$41,744
Secured Indebtedness	—	$43,061		$172,712
     The Fixed Charge Coverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated Cash Flow (Adjusted EBITDA) and increases or decreases in the Company’s interest expense (interest expense net of interest income, excluding amortization of deferred financing fees and discount). Interest expense as used in this ratio is primarily affected by changes in interest rates (LIBOR and EURIBOR) and currency translation related to converting euro based interest expense into US dollars. The favorable impact resulting from lower interest rates, for the comparable twelve month periods ending March 31, 2010 and 2009, has been more than offset by the decrease in the Company’s trailing twelve month Consolidated Cash Flow over the same period, resulting in narrowing of the cushion between the minimum covenant measure and the actual ratio.
     The Secured Indebtedness Leverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated Cash Flow and increases or decreases in the Company’s secured indebtedness. In 2009 the secured indebtedness was comprised of the Company’s term B-1 notes, term B-2 notes, and amounts outstanding under the Company’s revolving credit facility. The term B-1 and term B-2 notes were retired in October 2009 as part of the Company’s refinancing. This decrease in secured indebtedness is the primary driver in the year-over-year change of the Secured Indebtedness Leverage Ratio.
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended March 31, 2010 and 2009 as follows:

(unaudited)	Twelve Months Ended March 31,
(dollars in thousands)	2010	2009
Net loss of Pregis Holding II Corporation	$(19,810)	$(54,866)
Interest expense, net of interest income	44,805	45,713
Income tax (benefit) expense	(1,523)	(8,243)
Depreciation and amortization	44,506	50,275

EBITDA	67,978	32,879

Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	(8,369)	21,175
Non-cash stock based compensation expense	1,585	1,210
Non-cash asset impairment charge	(59)	20,354
Other non-cash expenses, primarily fixed asset disposals and write-offs	—	427
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severance and related expenses	10,604	17,298
Curtailment gain	—	(3,736)
Other unusual or nonrecurring gains or losses	10,735	1,283
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	2,514	1,755
Pro forma adjusted EBITDA of acquired business (4)	2,992	—

Adjusted EBITDA (“Consolidated Cash Flow”)	$87,980	$92,645

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, (c) a non-cash goodwill impairment charge of $19.1 million recognized in 2008 and a trademark impairment charge of $1.0 million pursuant to the Company’s 2008 annual impairment tests, respectively and (d) other non-cash charges that will not result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities and (c) other unusual and nonrecurring charges.

(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.

(4)	Our indentures also permit adjustments to net income on a pro forma basis which allow for the inclusion of earnings for acquired businesses as if the acquisition had occurred on the first day of the four-quarter measurement period. In the three months ended March 31, 2010, we have adjusted for approximately $3.0 million relating to pre-acquisition earnings relating to the acquisition of IntelliPack. There can be no assurance that we will be able to achieve these comparable earning in the future.
     Local lines of credit. From time to time, certain of our foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for the issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of March 31, 2010, we had availability of $5.5 million on these lines and outstanding trade letters of credit and guarantees totaling $6.0 million. Of this $5.5 million, only $4.1 million may be drawn in cash.
     Long-term Liquidity. We believe that cash flow generated from operations, existing cash balances, and our borrowing capacity will be adequate to meet our obligations and business requirements for the next twelve months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, and to continue to comply with the covenants contained in our debt instruments, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations and comply with our debt covenants include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, a decline in the overall U.S. and European economies, weakening in our end markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other items discussed in the “Risk Factors,” included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 may also significantly impact our liquidity and covenant compliance.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     In accordance with ASC 350, the Company assesses the recoverability of goodwill and other indefinite lived intangibles assets annually as of October 1, or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.
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
     At interim periods, the Company assesses if potential indicators of impairment exist. Among the factors the Company considers as potential indicators of interim impairment are significant adverse changes in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, recent operating losses at the reporting unit level, downward revisions to forecasts, restructuring actions or plans, and industry trends. The Company did not identify any interim indicators of impairment as of March 31, 2010.
     Although the Company determined that there were no indicators of impairment as of March 31, 2010, it is possible that the future occurrence of potential indicators of impairment could require an interim assessment for some or all of the Company’s reporting units prior to its next required annual assessment. In such circumstances, the Company may be required to recognize non-cash impairment charges which could be material to the Company’s consolidated financial position and results of operations. Such non-cash impairment charges would not have a material adverse impact on the Company’s ability to comply with its debt covenants, as such charges are specifically excluded from its covenant calculations.
     Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2009 Annual Report on Form 10-K/A. Since the date of our 2009 Form 10-K/A, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk has not materially changed since December 31, 2009. For a discussion of our exposure to market risk, see our 2009 Annual Report on Form 10-K/A.
Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of March 31, 2010 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-

15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Reserved
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

PREGIS HOLDING II CORPORATION
Date: May 12, 2010	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)