Form 10-Q
period 2010-06-30
Pregis Holding II CORP
filed 2010-08-16
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of June 30, 2010.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1.	Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except shares and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$31,783	$80,435
Accounts receivable
Trade, net of allowances of $4,909 and $6,015 respectively	133,214	120,812
Other	10,786	12,035
Inventories, net	86,412	81,024
Deferred income taxes	5,083	5,079
Due from Pactiv	1,125	1,169
Prepayments and other current assets	8,659	7,929

Total current assets	277,062	308,483
Property, plant and equipment, net	211,355	226,882
Other assets
Goodwill	139,559	126,250
Intangible assets, net	53,862	38,054
Deferred financing costs, net	6,532	8,092
Due from Pactiv, long-term	7,803	8,429
Pension and related assets	13,331	13,953
Restricted cash	3,500	—
Other	366	404

Total other assets	224,953	195,182

Total assets	$713,370	$730,547

Liabilities and stockholder’s equity
Current liabilities
Short-term debt	$8,225	$—
Current portion of long-term debt	339	300
Accounts payable	99,667	78,708
Accrued income taxes	5,316	5,236
Accrued payroll and benefits	12,731	14,242
Accrued interest	7,103	7,722
Other	18,321	18,011

Total current liabilities	151,702	124,219

Long-term debt	458,852	502,534
Deferred income taxes	21,914	19,721
Long-term income tax liabilities	5,085	5,463
Pension and related liabilities	3,614	4,451
Other	20,728	15,367
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	153,021	151,963
Accumulated deficit	(98,118)	(82,328)
Accumulated other comprehensive income (loss)	(3,428)	(10,843)

Total stockholder’s equity	51,475	58,792

Total liabilities and stockholder’s equity	$713,370	$730,547

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Sales	$217,801	$196,003	$427,837	$381,547

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	171,368	147,049	333,838	288,056
Selling, general and administrative	29,561	26,403	66,441	54,399
Depreciation and amortization	11,464	11,305	22,659	22,776
Other operating expense, net	919	4,734	1,566	11,335

Total operating costs and expenses	213,312	189,491	424,504	376,566

Operating income	4,489	6,512	3,333	4,981
Interest expense	11,628	9,482	23,618	18,880
Interest income	—	(95)	(22)	(122)
Foreign exchange (gain)/loss, net	(369)	(8,105)	908	(4,931)

Income (loss) before income taxes	(6,770)	5,230	(21,171)	(8,846)
Income tax expense (benefit)	(3,188)	2,167	(5,381)	(1,501)

Net income (loss)	$(3,582)	$3,063	$(15,790)	$(7,345)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(15,790)	$(7,345)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	22,659	22,776
Amortization of inventory step-up	406	—
Deferred income taxes	(6,479)	(2,845)
Unrealized foreign exchange loss (gain)	1,123	(4,693)
Amortization of deferred financing costs	1,757	1,187
Amortization of debt discount	1,436	157
Gain on disposal of property, plant and equipment	(86)	(257)
Stock compensation expense	1,058	734
Changes in operating assets and liabilities
Accounts and other receivables, net	(22,982)	8,436
Due from Pactiv	(134)	—
Inventories, net	(13,058)	6,504
Prepayments and other current assets	(981)	1,251
Accounts payable	28,418	(5,642)
Accrued taxes	674	(1,963)
Accrued interest	(256)	(785)
Other current liabilities	(3,517)	(1,827)
Pension and related assets and liabilities, net	(942)	(1,825)
Other, net	1,515	(1,856)

Cash provided by (used in) operating activities	(5,179)	12,007

Investing activities
Capital expenditures	(14,323)	(9,973)
Proceeds from sale of assets	163	363
Acquisition of business, net of cash acquired	(31,385)	—
Change in restricted cash	(3,500)	—

Cash used in investing activities	(49,045)	(9,610)

Financing activities
Repayment of debt	—	(4,312)
Proceeds from revolving credit facility	500	—
Proceeds from foreign lines of credit draws	8,992	—
Other, net	(23)	(215)

Cash provided by (used in) financing activities	9,469	(4,527)
Effect of exchange rate changes on cash and cash equivalents	(3,897)	(248)

Decrease in cash and cash equivalents	(48,652)	(2,378)
Cash and cash equivalents, beginning of period	80,435	41,179

Cash and cash equivalents, end of period	$31,783	$38,801

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
Basis of Presentation
     The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year.
     On February 19, 2010 the Company acquired all of the outstanding shares of IntelliPack (see Note 15). The results of operations of IntelliPack, Inc. (“IntelliPack”) are included in the consolidated results of the Company beginning February 20, 2010.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.
     Separate financial statements of Pregis Corporation are not presented since the floating rate senior secured notes due April 2013 and the 12.375% senior subordinated notes due October 2013 issued by Pregis Corporation are fully and unconditionally guaranteed on a senior secured and senior subordinated basis, respectively, by Pregis Holding II and all existing domestic subsidiaries of Pregis Corporation and since Pregis Holding II has no operations or assets separate from its investment in Pregis Corporation (see Note 17).

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides new and amended disclosure requirements related to fair value measurements. Specifically, this ASU requires new disclosures relating to activity within Level 3 fair value measurements, as well as transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also amends the existing disclosure requirements relating to valuation techniques used for fair value measurements and the level of disaggregation a reporting entity should include in fair value disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this ASU as of January 1, 2010.
3. INVENTORIES
     The major components of net inventories are as follows:

	June 30,	December 31,
	2010	2009
Finished goods	$43,264	$40,941
Work-in-process	13,069	14,216
Raw materials	27,623	23,339
Other materials and supplies	2,456	2,528

	$86,412	$81,024

     Inventories at June 30, 2010 and at December 31, 2009 were stated net of reserves totaling $1,781 million and $1,881 million, respectively.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill by reportable segment for the six months ended June 30, 2010 are as follows:

	December 31,	Foreign Currency	Business	June 30,
Segment	2009	Translation	Acquisition	2010
Protective Packaging	$94,550	$401	$17,458	$112,409
Specialty Packaging	31,700	(4,550)	—	27,150

Total	$126,250	$(4,149)	$17,458	$139,559

     In the first quarter of 2010, the Company acquired IntelliPack resulting in purchased goodwill of $17.5 million. See Note 15 for acquisition related disclosures.

     The Company’s other intangible assets are summarized as follows:

	Average	June 30, 2010		December 31, 2009
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$47,050	$16,141	$46,231	$15,739
Patents	10	11,941	809	1,055	372
Non-compete agreements	2	4,856	3,083	3,041	3,041
Software	3	3,362	2,262	3,470	2,125
Land use rights and other	32	1,275	549	1,486	582
Trademarks and trade names	20	3,000	50	—	—
In-process research and development	10	1,100	47	—	—
Intangible assets not subject to amortization:
Trademarks and trade names		4,219	—	4,630	—

Total		$76,803	$22,941	$59,913	$21,859

     In the first quarter of 2010, the Protective Packaging segment acquired IntelliPack. Preliminary estimates of the acquired intangibles are valued at approximately $21.3 million. See Note 15 for acquisition related disclosures.
     Amortization expense related to intangible assets totaled $1,764 and $1,137 for the three months ended June 30, 2010 and 2009, respectively, and $2,953 and $2,241 for the six months ended June 30, 2010 and 2009, respectively.
5. DEBT
     The Company’s long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
Revolving Credit Facility, due October, 2011	$42,500	$42,000
Senior secured 2005 notes, due April, 2013	122,290	143,160
Senior secured 2009 notes, due April, 2013 net of discount of $7,555 at June 30, 2010 and $10,216 at December 31, 2009	145,308	168,734
Senior subordinated notes, due October, 2013, net of discount of $1,461 at June 30, 2010 and $1,638 at December 31, 2009	148,539	148,362
Lines of credit	8,225	—
Other	554	578

Total debt	467,416	502,834

Less: short term debt	(8,225)	—
Less: current portion	(339)	(300)

Long-term debt	$458,852	$502,534

     For the six months ended June 30, 2010 and 2009, the revaluation of the Company’s euro-denominated senior secured notes, and in 2009 the Term B-2 facility, resulted in unrealized foreign exchange gains/(losses) of $45,569 and $(861), respectively. These unrealized gains/(losses) have been offset by unrealized gains/(losses) of $(47,761) and $1,240 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the six months ended June 30, 2010 and 2009, respectively. These amounts are included net within foreign exchange loss, net in the Company’s consolidated statements of operations.
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
     As of June 30, 2010, the Company has drawn $42.5 million under the revolving credit facility after reduction for amounts outstanding under letters of credit of $7.4 million. Revolving credit facility interest expense totaled $480 for the six months ended June 30, 2010. It is the current intent of the Company to hold the debt until its maturity, resulting in the debt’s classification as long-term as of June 30, 2010.
     The senior secured credit facility contains customary financial and negative covenants, including, a first lien leverage covenant of 2.0x, and allows additional subordinate debt issuances subject to a 2.0x interest coverage ratio. The term loan portion of the senior secured credit facilities includes a $200 million accordion feature which allows the Company to borrow up to $200.0 million under the term loan portion of the senior secured credit facilities, subject to certain conditions including receipt of commitments therefore.
     In 2010, the Company borrowed amounts available to its foreign subsidiaries under local lines of credit. One of the lines provides for borrowings up to 5.0 million euro and also allows for issuances of letters of credit. Issued letters of credit reduce the amounts available for cash borrowings under such lines of credit. A second local line of credit at one of our foreign subsidiaries allows for borrowings up to a certain percentage of such subsidiary’s specified accounts receivable. As of June 30, 2010 amounts outstanding under these local lines of credit totaled $8.2 million.
     On October 5, 2009, Pregis issued €125.0 million aggregate principal amount of additional second priority senior secured floating rate notes due 2013 (the “2009 notes”). The 2009 notes were exchanged for registered notes issued pursuant to an exchange offer which was consummated on March 5, 2010. The notes bear interest at a floating rate of EURIBOR plus 5.00% per year. Interest on the notes will be reset quarterly and is payable on January 15, April 15, July 15, and October 15 of each year. The notes mature on April 15, 2013. The notes are treated as a single class under the indenture with the €100.0 million principal amount of the Company’s existing second priority senior secured floating rate notes due April 2013 (the “2005 notes” and, together with the notes, the “senior secured floating rate notes”), originally issued on October 12, 2005. However, the notes do not have the same Common Code or ISIN number as the 2005 notes, are not fungible with the 2005 notes and will not trade together as a single class with the 2005 notes. The notes are treated as issued with more than de minimis original issue discount for United States federal income tax purposes, whereas the 2005 notes were not issued with original issue discount for such purposes.
     The notes and the related guarantees are second priority secured senior obligations. Accordingly, they are effectively junior to the Company’s and the guarantors’ obligations under the Company’s senior secured credit facilities and any other obligations that are secured by first priority liens on the collateral securing the notes or that are secured by a lien on assets that are not part of the collateral securing the notes, in each case, to the extent of the value of such collateral or assets; structurally subordinated to all existing and future indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries that are not guarantors; equal in right of payment with the 2005 notes; equal in right of payment with all of the Company’s and the guarantors’ existing and future unsecured and unsubordinated indebtedness, and effectively senior to such indebtedness to the extent of the value of the collateral; and senior in right of payment to all of the Company’s and the guarantors’ existing and future subordinated indebtedness, including the senior subordinated notes issued by us in 2005 (the “senior subordinated notes”) and the related guarantees.
     The proceeds from the October 2009 offering were used to repay the Term B-1 and Term B-2 indebtedness under the Company’s senior secured credit facilities.
6. FAIR VALUE MEASUREMENTS
     Under U.S. GAAP, certain assets and liabilities must be measured at fair value and ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”), details the disclosures that are required for items measured at fair value.
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
     In order to maintain its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt, the Company established an interest rate swap arrangement in the notional amount of 65 million euro from EURIBOR-based floating rates to a fixed rate over the period of October 1, 2008 to April 15, 2011. This swap arrangement was designated as a cash flow hedge and changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are, therefore, being recorded in other comprehensive income (loss) until the underlying transaction is recorded.
     The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense. For the three and six months ended June 30, 2010, the swap resulted in an increase to interest expense of $885 and $1,812, respectively. For the three and six months ended June 30, 2009, the swap resulted in an increase of $456 and $332 to interest expense, respectively.
     At June 30, 2010, this interest rate swap contract was the Company’s only derivative instrument and only financial instrument requiring measurement at fair value. The swap is an over-the-counter contract and the inputs utilized to determine its fair value are obtained in quoted public markets. Therefore, the Company has categorized this instrument as Level 2 within the fair value hierarchy. At June 30, 2010, the fair value of this instrument was estimated to be a liability of $3,075, which is reported within other noncurrent liabilities in the Company’s consolidated balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At June 30, 2010, the fair values of the Company’s senior secured 2005 notes, senior secured 2009 notes, and senior subordinated notes were estimated to be $108,227, $136,812, and $148,500 respectively, based on quoted market prices. Under ASC Topic 825, “Financial Instruments”, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under this standard for any of its financial assets or liabilities.
7. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands.
     The components of net periodic pension cost related to these plans for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service cost of benefits earned	$501	$291	$997	$527
Interest cost on benefit obligations	1,186	1,172	2,364	2,177
Expected return on plan assets	(1,608)	(1,715)	(3,204)	(3,183)
Amortization of unrecognized net gain	(10)	(60)	(20)	(112)

Net periodic pension cost (benefit)	$69	$(312)	$137	$(591)

8. OTHER OPERATING EXPENSE, NET
     A summary of the items comprising other operating expense, net is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain on disposal of property, plant and equipment	$(44)	$(46)	$(86)	$(257)
Royalty (income) expense	17	(38)	58	(24)
Rental income	(11)	(6)	(25)	(12)
Restructuring expense	951	5,141	1,581	11,871
Other expense, net	6	(317)	38	(243)

Other operating expense, net	$919	$4,734	$1,566	$11,335

     Restructuring activities are discussed further in Note 8 below.
9. RESTRUCTURING ACTIVITY
     In 2009, as part of the Company’s efforts to reduce its overall cost structure, management implemented headcount reductions and engaged outside consultants to assist in further restructuring of its manufacturing operations.

Following is a reconciliation of the restructuring liability for the six months ended June 30, 2010.

	December 31,			Cash	Foreign Currency	June 30,
Segment	2009	Severance	Other	Paid Out	Translation	2010
Protective Packaging	$754	$39	$398	$(780)	$(80)	$331
Specialty Packaging	649	287	—	(547)	(95)	294
Corporate	—	—	857	(857)	—	—

Total	$1,403	$326	$1,255	$(2,184)	$(175)	$625

     Amounts recorded for restructuring liabilities are included in other current liabilities on the Company’s consolidated balance sheets.
10. INCOME TAXES
     The Company’s effective tax rate was (25.42)% and (16.97)% for the six months ended June 30, 2010 and 2009, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Six Months Ended June 30,
	2010	2009
U.S. federal income tax rate	(35.00)%	(35.00)%
Changes in income tax rate resulting from:
Valuation allowances, net	7.53	8.90
State and local taxes on income, net of U.S. federal income tax benefit	(0.36)	(0.45)
Foreign rate differential	0.12	7.21
Non-deductible interest expense	—	(1.42)
Permanent differences	2.29	3.40
Other	—	0.39

Income tax benefit	(25.42)%	(16.97)%

11. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its sponsors, AEA Investors LP and its affiliates, who provide various advisory and consulting services. Fees and expenses incurred under this agreement totaled $527 and $1,489 for the three and six months ended June 30, 2010, which included a $500 fee for services related to the acquisition of IntelliPack (see Note 15), and $599 and $1,091 for the same period of 2009.
     The Company had sales to affiliates of AEA Investors LP totaling $413 and $815 for the three and six months ended June 30, 2010 compared to $300 and $356 for the same periods of 2009, respectively. The Company made purchases from affiliates of AEA Investors LP totaling $3,626 and $7,749 for the three and six months ended June 30, 2010 compared to $2,882 and $5,474 for the same periods of 2009, respectively.

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
     Net sales by reportable segment for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Protective Packaging	$138,251	$118,748	$273,111	$234,177
Specialty Packaging	79,550	77,255	154,726	147,370

	$217,801	$196,003	$427,837	$381,547

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
     The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment EBITDA
Protective Packaging	$10,658	$15,372	$21,439	$26,739
Specialty Packaging	9,857	10,118	19,401	19,429

Total segment EBITDA	20,515	25,490	40,840	46,168
Corporate expenses	(2,947)	(2,537)	(11,994)	(5,820)
Restructuring expense	(951)	(5,141)	(1,581)	(11,871)
Depreciation and amortization	(11,464)	(11,305)	(22,659)	(22,776)
Interest expense	(11,628)	(9,482)	(23,618)	(18,880)
Interest income	—	95	22	122
Unrealized foreign exchange loss, net	99	8,159	(1,123)	4,693
Non-cash stock compensation	(394)	(301)	(1,058)	(734)
Other	—	252	—	252

Income (loss) before income taxes	$(6,770)	$5,230	$(21,171)	$(8,846)

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
13. COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) and its components for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(3,582)	$3,063	$(15,790)	$(7,345)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,956	1,316	6,265	(11)
Net change in fair value of hedging instrument	756	(212)	1,150	(1,369)

Comprehensive income (loss)	$130	$4,167	$(8,375)	$(8,725)

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
Financing commitments
     As of June 30, 2010, the Company had $7.4 million of outstanding letters of credit under the revolving credit facility. In addition, the Company also had outstanding guarantees and letters of credit issued under other financing lines with foreign banks totaling $11.2 million.
15. ACQUISITION
     On February 19, 2010, Pregis acquired all of the outstanding stock of IntelliPack, Inc. through one of its wholly owned subsidiaries, Pregis Management Corporation (the “IntelliPack Acquisition”). The initial purchase price of $31.5 million was funded with cash-on-hand. In accordance with the terms of the agreement, additional consideration may be payable by Pregis if certain future performance targets are achieved by IntelliPack. Based on preliminary estimates, the fair value of contingent purchase consideration was valued at approximately $10.0 million as of June 30, 2010. As of June 30, 2010 the Company recorded $2.4 million in other current liabilities and $7.6 million in other long-term liabilities related to this contingent purchase consideration. The classification of current and long-term was based on estimated timing of future payments.
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

Current assets	$3,100
Property plant & equipment	10,200
Intangible assets	21,300
Goodwill	17,500
Current liabilities	(1,500)
Deferred tax liabilities	(9,100)

Total purchase price	$41,500

16. SUBSEQUENT EVENTS
     On July 19, 2010 Pregis entered into an agreement to sell and leaseback real property consisting of land and buildings at two of its U.S. manufacturing facilities. The net sale proceeds totaled approximately $18.1 million. The Company anticipates this transaction to qualify for sales leaseback accounting treatment. The lease term is 20 years with annual rents totaling approximately $2.0 million.
17. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
June 30, 2010
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$6,088	$253	$25,442	$—	$31,783
Accounts receivable
Trade, net of allowances	—	—	34,587	98,627	—	133,214
Affiliates	—	52,275	71,933	2,936	(127,144)	—
Other	—	—	103	10,683	—	10,786
Inventories, net	—	—	22,470	63,942	—	86,412
Deferred income taxes	—	134	2,507	2,442	—	5,083
Due from Pactiv	—	—	—	1,125	—	1,125
Prepayments and other current assets	—	3,899	978	3,782	—	8,659

Total current assets	—	62,396	132,831	208,979	(127,144)	277,062
Investment in subsidiaries / intercompany balances	51,475	484,021	—	—	(535,496)	—
Property, plant and equipment, net	—	1,148	75,613	134,594	—	211,355
Other assets
Goodwill	—	—	102,633	36,926	—	139,559
Intangible assets, net	—	—	35,703	18,159	—	53,862
Restricted cash	—	3,500	—	—	—	3,500
Other	—	6,552	3,393	18,087	—	28,032

Total other assets	—	10,052	141,729	73,172	—	224,953

Total assets	$51,475	$557,617	$350,173	$416,745	$(662,640)	$713,370

Liabilities and stockholder’s equity
Current liabilities
Short-term debt	$—	$—	$—	$8,225	$—	$8,225
Current portion of long-term debt	—	—	—	339	—	339
Accounts payable	—	6,797	23,072	69,798	—	99,667
Accounts payable, affiliate	—	36,631	51,686	38,721	(127,038)	—
Accrued income taxes	—	(1,348)	1,583	5,081	—	5,316
Accrued payroll and benefits	—	17	3,803	8,911	—	12,731
Accrued interest	—	7,103	—	—	—	7,103
Other	—	2,316	6,356	9,649	—	18,321

Total current liabilities	—	51,516	86,500	140,724	(127,038)	151,702
Long-term debt	—	458,637	—	215	—	458,852
Intercompany balances	—	—	102,925	252,598	(355,523)	—
Deferred income taxes	—	(16,316)	31,036	7,194	—	21,914
Other	—	12,305	6,057	11,065	—	29,427
Total Stockholder’s equity	51,475	51,475	123,655	4,949	(180,079)	51,475

Total liabilities and stockholder’s equity	$51,475	$557,617	$350,173	$416,745	$(662,640)	$713,370

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2009

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$40,883	$—	$39,552	$—	$80,435
Accounts receivable
Trade, net of allowances	—	—	30,394	90,418	—	120,812
Affiliates	—	64,072	62,382	3,963	(130,417)	—
Other	—	—	10	12,025	—	12,035
Inventories, net	—	—	20,051	60,973	—	81,024
Deferred income taxes	—	134	2,507	2,438	—	5,079
Due from Pactiv	—	—	—	1,169	—	1,169
Prepayments and other current assets	—	3,492	1,063	3,374	—	7,929

Total current assets	—	108,581	116,407	213,912	(130,417)	308,483
Investment in subsidiaries / intercompany balances	58,792	484,778	—	—	(543,570)	—
Property, plant and equipment, net	—	1,239	66,525	159,118	—	226,882
Other assets
Goodwill	—	—	85,176	41,074	—	126,250
Intangible assets, net	—	—	15,763	22,291	—	38,054
Other	—	8,092	3,381	19,405	—	30,878

Total other assets	—	8,092	104,320	82,770	—	195,182

Total assets	$58,792	$602,690	$287,252	$455,800	$(673,987)	$730,547

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$300	$—	$300
Accounts payable	—	4,972	16,820	56,916	—	78,708
Accounts payable, affiliate	—	32,152	46,676	51,595	(130,423)	—
Accrued income taxes	—	(1,365)	1,188	5,413	—	5,236
Accrued payroll and benefits	—	16	4,148	10,078	—	14,242
Accrued interest	—	7,720	—	2	—	7,722
Other	—	1	6,297	11,713	—	18,011

Total current liabilities	—	43,496	75,129	136,017	(130,423)	124,219
Long-term debt	—	502,256	—	278	—	502,534
Intercompany balances	—	—	106,933	295,747	(402,680)	—
Deferred income taxes	—	(8,485)	20,287	7,919	—	19,721
Other	—	6,631	5,820	12,830	—	25,281
Total Stockholder’s equity	58,792	58,792	79,083	3,009	(140,884)	58,792

Total liabilities and stockholder’s equity	$58,792	$602,690	$287,252	$455,800	$(673,987)	$730,547

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2010
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$84,583	$136,257	$(3,039)	$217,801

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	63,675	110,732	(3,039)	171,368
Selling, general and administrative	—	3,390	10,331	15,840	—	29,561
Depreciation and amortization	—	133	4,566	6,765	—	11,464
Other operating expense, net	—	703	(42)	258	—	919

Total operating costs and expenses	—	4,226	78,530	133,595	(3,039)	213,312

Operating income (loss)	—	(4,226)	6,053	2,662	—	4,489
Interest expense	—	3,555	3,185	4,888	—	11,628
Interest income	—	—	—	—	—	—
Foreign exchange (gain) loss, net	—	876	—	(1,245)	—	(369)
Equity in loss of subsidiaries	3,582	(262)	—	—	(3,320)	—

Income (loss) before income taxes	(3,582)	(8,395)	2,868	(981)	3,320	(6,770)

Income tax expense (benefit)	—	(4,813)	1,218	407	—	(3,188)

Net income (loss)	$(3,582)	$(3,582)	$1,650	$(1,388)	$3,320	$(3,582)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2009
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$66,660	$131,272	$(1,929)	$196,003

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	46,067	102,911	(1,929)	147,049
Selling, general and administrative	—	2,759	7,888	15,756	—	26,403
Depreciation and amortization	—	156	3,546	7,603	—	11,305
Other operating expense, net	—	1,779	768	2,187	—	4,734

Total operating costs and expenses	—	4,694	58,269	128,457	(1,929)	189,491

Operating income (loss)	—	(4,694)	8,391	2,815	—	6,512
Interest expense	—	(402)	3,985	5,899	—	9,482
Interest income	—	(14)	—	(81)	—	(95)
Foreign exchange (gain) loss, net	—	(4,594)	30	(3,541)	—	(8,105)
Equity in loss of subsidiaries	(3,063)	(3,122)	—	—	6,185	—

Income (loss) before income taxes	3,063	3,438	4,376	538	(6,185)	5,230

Income tax expense	—	375	1,676	116	—	2,167

Net income (loss)	$3,063	$3,063	$2,700	$422	$(6,185)	$3,063

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2010
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$160,042	$273,484	$(5,689)	$427,837

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	119,890	219,637	(5,689)	333,838
Selling, general and administrative	—	12,871	20,284	33,286	—	66,441
Depreciation and amortization	—	262	8,382	14,015	—	22,659
Other operating expense, net	—	913	(51)	704	—	1,566

Total operating costs and expenses	—	14,046	148,505	267,642	(5,689)	424,504

Operating income (loss)	—	(14,046)	11,537	5,842	—	3,333
Interest expense	—	6,937	6,451	10,230	—	23,618
Interest income	—	(6)	—	(16)	—	(22)
Foreign exchange (gain) loss, net	—	2,000	—	(1,092)	—	908
Equity in loss of subsidiaries	15,790	1,393	—	—	(17,183)	—

Income (loss) before income taxes	(15,790)	(24,370)	5,086	(3,280)	17,183	(21,171)

Income tax expense (benefit)	—	(8,580)	2,153	1,046	—	(5,381)

Net income (loss)	$(15,790)	$(15,790)	$2,933	$(4,326)	$17,183	$(15,790)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2009
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$132,927	$252,109	$(3,489)	$381,547

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	94,076	197,469	(3,489)	288,056
Selling, general and administrative	—	6,762	16,941	30,696	—	54,399
Depreciation and amortization	—	311	7,674	14,791	—	22,776
Other operating expense, net	—	3,925	2,773	4,637	—	11,335

Total operating costs and expenses	—	10,998	121,464	247,593	(3,489)	376,566

Operating income (loss)	—	(10,998)	11,463	4,516	—	4,981
Interest expense	—	(3,014)	8,247	13,647	—	18,880
Interest income	—	(41)	—	(81)	—	(122)
Foreign exchange (gain) loss, net	—	(555)	30	(4,406)	—	(4,931)
Equity in loss of subsidiaries	7,345	2,801	—	—	(10,146)	—

Income (loss) before income taxes	(7,345)	(10,189)	3,186	(4,644)	10,146	(8,846)

Income tax expense (benefit)	—	(2,844)	1,262	81	—	(1,501)

Net income (loss)	$(7,345)	$(7,345)	$1,924	$(4,725)	$10,146	$(7,345)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2010
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(15,790)	$(15,790)	2,933	$(4,326)	$17,183	$(15,790)
Non-cash adjustments	15,790	(24)	10,466	12,825	(17,183)	21,874
Changes in operating assets and liabilities, net of effects of acquisitions	—	11,674	(3,161)	(19,776)	—	(11,263)

Cash provided by (used in) operating activities	—	(4,140)	10,238	(11,277)	—	(5,179)

Investing activities
Capital expenditures	—	(170)	(6,091)	(8,062)	—	(14,323)
Proceeds from sale of assets	—	—	—	163	—	163
Acquisition of business, net of cash acquired	—	(31,500)	115	—	—	(31,385)
Change in restricted cash	—	(3,500)	—	—	—	(3,500)

Cash used in investing activities	—	(35,170)	(5,976)	(7,899)	—	(49,045)

Financing activities
Intercompany activity	—	4,009	(4,009)	—	—	—
Proceeds from local lines of credit draws	—	—	—	8,992	—	8,992
Proceeds from issuance of long-term debt	—	500	—	—	—	500
Other, net	—	—	—	(23)	—	(23)

Cash provided by (used in) financing activities	—	4,509	(4,009)	8,969	—	9,469
Effect of exchange rate changes on cash and cash equivalents	—	6	—	(3,903)	—	(3,897)

Increase (decrease) in cash and cash equivalents	—	(34,795)	253	(14,110)	—	(48,652)
Cash and cash equivalents, beginning of period	—	40,883	—	39,552	—	80,435

Cash and cash equivalents, end of period	$—	$6,088	$253	$25,442	$—	$31,783

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2009
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(7,345)	$(7,345)	$1,924	$(4,725)	$10,146	$(7,345)
Non-cash adjustments	7,345	1,522	8,960	9,221	(10,146)	16,902
Changes in operating assets and liabilities, net of effects of acquisitions	—	11,817	(5,156)	(4,211)	—	2,450

Cash provided by operating activities	—	5,994	5,728	285	—	12,007

Investing activities
Capital expenditures	—	(21)	(2,053)	(7,899)	—	(9,973)
Proceeds from sale of assets	—	—	22	341	—	363

Cash used in investing activities	—	(21)	(2,031)	(7,558)	—	(9,610)

Financing activities
Intercompany activity	—	13,461	(13,461)	—	—	—
Repayment of long-term debt	—	(4,312)	—	—	—	(4,312)
Other, net	—	—	—	(215)	—	(215)

Cash provided by (used in) financing activities	—	9,149	(13,461)	(215)	—	(4,527)
Effect of exchange rate changes on cash and cash equivalents	—	(229)	—	(19)	—	(248)

Increase (decrease) in cash and cash equivalents	—	14,893	(9,764)	(7,507)	—	(2,378)
Cash and cash equivalents, beginning of period	—	—	9,764	31,415	—	41,179

Cash and cash equivalents, end of period	$—	$14,893	$—	$23,908	$—	$38,801

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
OVERVIEW
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We currently operate 47 facilities in 18 countries, with approximately 4,100 employees world-wide. We sell our products to a wide array of customers, including retailers, distributors, packer processors, hospitals, fabricators and directly to the end-users. Approximately 66% of our 2009 net sales were generated outside of the U.S., as a result, we are sensitive to fluctuations in foreign currency exchange rates, primarily between the U.S. dollar and the euro and U.S. dollar and the pound sterling.
     Our net sales for the three months and six months ended June 30, 2010 increased 11.1% and 12.1%, respectively, over the comparable periods of 2009. The increase was driven primarily by increased volumes, driven by the impact of economic recovery as well as the Company’s growth initiatives, and sales associated with the recently completed IntelliPack Acquisition. This was partially offset by lower year-over-year selling prices, particularly in our protective packaging segment, and unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation and the IntelliPack Acquisition, net sales for the three months and six months ended June 30, 2010 increased 13.1% and 10.3%, respectively, compared to the same periods in 2009.
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales decreased to 21.3% and 22.0% for the three and six months ended June 30, 2010, respectively, compared to 25.0% and 24.5% for the same periods of 2009. The decline in our 2010 gross margin percentage was driven primarily by increased key raw material costs partially offset by increased volumes, year-over-year selling price increases implemented in the second quarter of 2010, and the impact from the Company’s cost reduction programs. The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. In the first six months of 2010 as compared to the same period of 2009, average resin costs increased approximately 32% in North America and 50% in Europe, as measured by the Chemical Market Associates, Inc. (“CMAI”) index and ICIS index, their respective market indices. These increases in resin and other key raw material costs reduced the Company’s gross margin as a percent of sales by 526 basis points.
     In the first quarter of 2009, we implemented restructuring initiatives to further reduce our cost structure by optimizing our organizational structure and our operating processes. As of June 30, 2010, our restructuring initiatives were substantially complete. During the first half of 2010 we realized year-over-year cost savings of approximately $7.4 million relating to our 2009 and 2010 cost reduction initiatives.

RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three and six months ended June 30, 2010 compared to the same periods ended June 30, 2009 are summarized by segment as follows:

								Change Attributable to the
					Following Factors
	Three Months Ended June 30,				Price /						Currency
	2010	2009	$ Change	% Change	Mix		Volume		Acquisition		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$138,251	$118,748	$19,503	16.4%	$2,148	1.8%	$16,362	13.8%	$5,006	4.2%	$(4,013)	(3.4)%
Specialty Packaging	79,550	77,255	2,295	3.0%	915	1.2%	6,334	8.2%	—	—%	(4,954)	(6.4)%

Total	$217,801	$196,003	$21,798	11.1%	$3,063	1.6%	$22,696	11.6%	$5,006	2.6%	$(8,967)	(4.6)%

								Change Attributable to the
								Following Factors
	Six Months Ended June 30,				Price /						Currency
	2010	2009	$ Change	% Change	Mix		Volume		Acquisition		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$273,111	$234,177	$38,934	16.6%	$(4,703)	(2.0)%	$36,372	15.5%	$6,938	3.0%	$327	0.1%
Specialty Packaging	154,726	147,370	7,356	5.0%	304	0.2%	7,441	5.1%	—	—%	(389)	(0.3)%

Total	$427,837	$381,547	$46,290	12.1%	$(4,399)	(1.2)%	$43,813	11.5%	$6,938	1.8%	$(62)	—%

Segment Net Sales
     Volume in the Company’s protective packaging segment increased by 13.8% and 15.5% for the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009. The volume increase for these periods was driven primarily by improved economic conditions as well as the impact from growth initiatives in areas such as inflatable systems and sustainable products.
     Price/mix for the Company’s protective packaging segment increased net sales by 1.8% for the three month period ended June 30, 2010, respectively, but reduced net sales by 2.0% for the six month period ended June 30, 2010 compared to the same period in 2009. The increase in price/mix for the three months ended June 30, 2010 was primarily due to selling price increases implemented in April 2010. Price/mix for the six months ended June 30, 2010 was lower year-over-year due to unfavorable pricing as selling prices in the first quarter of 2009 were at elevated levels due to significant price increases implemented in the second half of 2008.
     Volume in the Company’s specialty packaging segment increased by 8.2% and 5.1% for the three and six month periods ended June 30, 2010, respectively, compared to the same periods of 2009, primarily due to the impact of growth initiatives in our fresh food packaging markets.
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

Gross Margin
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization), as a percentage of net sales, was 21.3% for the three months ended June 30, 2010 compared to 25.0% for the same period of 2009. This decrease of 370 basis points was driven by increased key raw material costs partially offset by the impact of selling price increases implemented in the second quarter of 2010. The increase in key raw material costs resulted in a negative 541 basis point impact on gross margin as a percentage of net sales. Savings from the Company’s cost reduction program resulted in a 139 basis point improvement for the three months ended June 30, 2010 as compared to the equivalent period in 2009.
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization), as a percentage of net sales, was 22.0% for the six months ended June 30, 2010 compared to 24.5% for the same period of 2009. This decrease of 250 basis points was driven by increased key raw material costs and negative price/mix, partially offset by the impact of selling price increases implemented in the second quarter of 2010. The increase in key raw material costs resulted in a negative 526 basis point impact on gross margin as a percentage of net sales. Savings from the Company’s cost reduction program resulted in a 193 basis point improvement for the three months ended June 30, 2010 as compared to the equivalent period in 2009.
     Average resin costs in North America for the three and six month periods ended June 30, 2010 were 32% higher than average resin costs for the same period in 2009 while average resin costs in Europe were 50% higher than average resin prices for the same period of 2009, based on their respective market indices.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $3.2 million for the three months ended June 30, 2010 compared to the same period of 2009. This increase was primarily driven by SG&A costs associated with the IntelliPack Acquisition of $0.9 million, legal expenses of $0.5 million, and other volume related compensation expenses.
     Selling, general and administrative expenses increased by $12.0 million for the six months ended June 30, 2010 compared to the same period of 2009. This increase was primarily driven by legal expenses of $4.9 million, acquisition related costs of $1.0 million, and SG&A costs associated with the IntelliPack Acquisition of $1.3 million. The increased legal expenses were the result of a patent dispute related to the Company’s protective packaging segment; which was resolved successfully by the Company in March 2010. Excluding the impact of the legal expenses, acquisition related costs, and IntelliPack’s SG&A expenses, selling, general and administrative expenses for the six months ended June 30, 2010 increased by approximately $4.8 million due primarily to increased pension, stock compensation, volume related compensation expenses, and additional sales and marketing expenses incurred to help drive the Company’s growth initiatives.
Other Operating Expense, net
     For the three and six months ended June 30, 2010, other operating expense, net totaled $0.9 million and $1.6 million, respectively, compared to $4.7 million and $11.3 million in the same periods of 2009. 2009 other expense, net was driven by significant restructuring activity. Restructuring charges for the three and six month periods ended June 30, 2009 were $5.1 million and $11.9 million, respectively (see Note 8).

Depreciation and Amortization Expense
     Depreciation and amortization expense increased by $0.2 million for the three months ended June 30, 2010 and decreased by $0.1 million for the six months ended June 30, 2010, compared to the respective periods of 2009.
Segment Income
     We measure our segments’ operating performance on the basis of segment EBITDA, defined as net income (loss) before interest, taxes, depreciation, amortization, and restructuring expense and adjusted for other non-cash items. See Note 11 to the unaudited consolidated financial statements for a reconciliation of total segment EBITDA to consolidated net loss before income taxes. Segment EBITDA for the relevant periods is as follows:

	Three Months Ended June 30,
	2010	2009
	(dollars in thousands)		$ Change	% Change
Segment:
Protective Packaging	$10,658	$15,372	$(4,714)	(30.7)%
Specialty Packaging	9,857	10,118	(261)	(2.6)%

Total segment EBITDA	$20,515	$25,490	$(4,975)	(19.5)%

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)		$ Change	% Change
Segment:
Protective Packaging	$21,439	$26,739	$(5,300)	(19.8)%
Specialty Packaging	19,401	19,429	(28)	(0.1)%

Total segment EBITDA	$40,840	$46,168	$(5,328)	(11.5)%

     Segment EBITDA for the protective packaging segment declined $4.7 million and $5.3 million for the three and six months ended June 30, 2010, respectively, compared to the same periods of 2009. These decreases were due primarily to the impact of increased key raw material costs which were partially offset by increased volumes, the IntelliPack Acquisition, and the results of our cost reduction programs. Savings from our cost reduction programs totaled approximately $2.0 million and $5.5 million year-over-year for the three and six month periods ended June 30, 2010, respectively.
     Segment EBITDA for specialty packaging was relatively consistent on a year-over-year basis for both the three and six month periods.
Interest Expense
     Interest expense for the three and six months ended June 30, 2010 increased $2.1 million and $4.7 million, respectively, compared to the same periods of 2009. The increases were driven by higher debt balances and higher average interest rates both resulting from the retirement of the Company’s term debt in the third quarter of 2009 and its replacement with new floating rate notes at a higher average interest rates.

These increases are also reflective of higher amortization of discount and deferred financing fees, again resulting from the Company’s 2009 debt refinancing.
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
Income Tax Expense
     Our effective income tax rate was approximately 25.42% for the six months ended June 30, 2010, which compares to approximately 16.97% for the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, the Company’s effective rate was increased from a benefit at the U.S. federal statutory rate of 35% primarily due to establishment of additional valuation allowances against losses in certain jurisdictions that are not expected to result in future tax benefits.
Net Income (Loss)
     For the three and six months ended June 30, 2010, we had a net loss of $3.6 million and $15.8 million, respectively, compared to net income of $3.1 million and net loss of $7.3 million in the comparable periods of 2009. As discussed herein, the 2010 net loss is primarily the result of increased raw material costs, higher interest expense, and lower unrealized foreign currency gains, which more than offset lower restructuring charges.
LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

	Six Months Ended June 30,
	2010	2009
	(dollars in thousands)
Cash provided (used) in operating activities	$(5,179)	$12,007
Cash used in investing activities	(49,045)	(9,610)
Cash provided (used) in financing activities	9,469	(4,527)
Effect of foreign exchange rate changes	(3,897)	(248)

Decrease in cash and cash equivalents	$(48,652)	$(2,378)

     Operating Activities. Cash provided by operating activities decreased by $17.2 million during the six months ended June 30, 2010 compared to the same period of 2009. This decrease was primarily driven by increased working capital investments resulting from higher overall sales volumes as well as higher average raw material costs and decreased earnings.

     Cash from operating activities is sensitive to raw material costs and the Company’s ability to recover increases in these costs from its customers. Although price increases have typically trailed changes in raw material costs, the Company has historically been able to recover significant increases in underlying raw material costs from its customers over a 12 to 24 month period. Future cash from operations are dependent upon the Company’s continued ability to recover increases in underlying raw material increases from its customers.
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
     Investing Activities. Cash used in investing activities totaled $49.0 million for the six months ended June 30, 2010, $39.4 million higher than to the same period of 2009. This increase was primarily the result of the IntelliPack Acquisition and, to a lesser extent, capital expenditures. On February 19, 2010, Pregis acquired all of the stock of IntelliPack for an initial purchase price of $31.5 million and including certain escrowed amounts totaling $3.5 million, which was funded with cash-on-hand. Capital expenditures totaled $14.3 million in the 2010 period compared to $10.0 million in the same period in 2009.
     Financing Activities. Cash provided in financing activities for the six months ended June 30, 2010 included proceeds from local lines of credit totaling $9.0 million and the revolving credit facility draw of $0.5 million.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We expect our 2010 capital expenditures to total approximately $20 to $25 million and our 2010 debt service costs to total approximately $42 million. At June 30, 2010, we had cash and cash equivalents of $31.8 million. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents to ensure safety of principal while achieving a satisfactory yield on those funds. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     Our primary source of liquidity will continue to be cash flows from operations, existing cash balances, and amounts available to the Company under its credit agreement. Additionally, in July 2010, the Company entered into a sales and leaseback arrangement for real property associated with two of its U.S. manufacturing facilities generating $18.3 million of net cash proceeds.
     Senior Secured Credit Facilities. In October 2005, Pregis entered into senior secured credit facilities which provided for a revolving credit facility and two term loans: an $88.0 million term B-1 facility and a €68.0 million term loan B-2 facility. The term loans were repaid in full in October 2009. The revolving credit facility matures in October 2011 and provides for borrowings of up to $50.0 million, a portion of which may be made available to the Company’s non-U.S. subsidiary borrowers in euros and/or pounds sterling. The revolving credit facility also includes a swing-line loan sub-facility and a letter of credit sub-facility. The revolving credit facility bears interest at a rate equal to, at the Company’s option, (1) an alternate base rate or (2) LIBOR or EURIBOR, plus an applicable margin of 0.375% to 1.00% for base rate advances and 1.375% to 2.00% for LIBOR or EURIBOR advances, depending on the leverage ratio of the Company, as defined in the credit agreement. In addition, the Company is required to pay an annual commitment fee of 0.375% to 0.50% on the revolving credit facility depending on the leverage ratio of the Company, as well as customary letter of credit fees. As of June 30, 2010, the

Company had $42.5 million drawn under the revolving credit facility and $7.4 million of outstanding letters of credit.
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
     Pregis’s senior secured credit facilities require that it comply on a quarterly basis with a First Lien Leverage Ratio test. The First Lien Leverage Ratio cannot exceed 2.0x and is calculated as the ratio of (1) net debt that is secured by a first priority lien to (2) Consolidated EBITDA.
     The following table sets forth the First Lien Leverage Ratio as of June 30, 2010 and 2009:

		Ratios
(unaudited)	Covenant	Calculated at June 30,
(dollars in thousands)	Measure	2010	2009
First Lien Leverage Ratio	Maximum of 2.0x	0.33	1.47

Consolidated EBITDA	—	$74,511	$91,391
Net Debt Secured by First Priority Lien	—	$24,496	$428,188
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

     Consolidated EBITDA is calculated under the senior secured credit facility for the twelve months ended June 30, 2010 and 2009 as follows:

(unaudited)	Twelve Months Ended June 30,
(dollars in thousands)	2010	2009
Net Loss	$(26,454)	$(46,235)

Senior Secured Credit Facility Consolidated Net Income definition add backs:
Non-cash compensation charges	1,678	1,261
Net after tax extraordinary gains or losses (incl. severance and restructuring charges)	6,302	15,971
Non-cash unrealized currency gains or losses	(310)	13,475
Any FAS 142, 144, 141 impairment charge or asset write off	194	20,101

Consolidated Net (Loss) Income	$(18,590)	$4,573

Senior Secured Credit Facility Consolidated EBITDA definition add backs:
Interest expense	47,048	43,477
Income tax benefit	(6,879)	(7,197)
Depreciation expense and amortization	44,665	47,970
Fees payable to AEA Investors LP	2,442	1,892
Unusual and non-recurring charges	11,516	676
Pro forma EBITDA of acquisitions	2,277	—
Adjustment for 5% EBITDA cap limitation of unusual and non-recurring items	(7,968)	—

Consolidated EBITDA	$74,511	$91,391

     As of June 30, 2010, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
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
     Senior Secured Floating Rate Notes and Senior Subordinated Notes. On October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “2005 senior secured notes”) and $150 million aggregate principal amount of 12 3/8% senior subordinated notes due 2013 (the “senior subordinated notes”).
     The 2005 senior secured notes mature on April 15, 2013. Interest accrues at a floating rate equal to EURIBOR plus 5.00% per year and is payable quarterly on January 15, April 15, July 15 and October 15 of each year. The 2005 senior secured notes are guaranteed on a senior secured basis by Pregis Holding II, Pregis’s immediate parent, and each of Pregis’s current and future domestic subsidiaries. At its option, Pregis may redeem some or all of the 2005 senior secured notes at 100% of their principal amount. Upon the occurrence of a change of control, Pregis will be required to make an offer to repurchase each holder’s notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
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
     The senior secured notes and senior subordinated notes are not listed on any national securities exchange in the United States. The senior secured notes are listed on the Irish Stock Exchange. However, there can be no assurance that the senior secured notes will remain listed.
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
     As described above, under the collateral agreement, the capital stock pledged to the senior secured floating rate noteholders constitutes collateral only to the extent that the par value or market value or book value (whichever is greatest) of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured floating rate notes. This threshold is €45,000,000, or, at the December 31, 2009 exchange rate of U.S. dollars to euro of 1.4316:1.00, approximately $64.4 million. As of December 31, 2009, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $38.9 million and $138.1 million, respectively; the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $36.4 million and $21.9 million respectively; and the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.à r.l. were approximately $16.6 million and $ — million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes only approximately $64.4 million with respect to the shares of capital stock of Pregis Innovative Packaging Inc. Since the book value and market value of the shares of capital stock of our other domestic subsidiaries and Pregis (Luxemburg) Holdings S.a r.l are each less than the $64.4 million threshold, they are not affected by the 20% clause of the collateral agreement.

     For the year ended December 31, 2009, certain historical equity relating to corporate expenses incurred by Pregis Management Corporation were allocated to each of the three entities, Pregis Innovative Packaging Inc., Hexacomb Corporation, and Pregis (Luxembourg) Holding S.à r.l, in order to better reflect their current book values for presentation herein on a fully-allocated basis.
     The market value of the capital stock of the guarantors and subsidiaries constituting collateral for the senior secured floating rate notes has been estimated by us on an annual basis, using a market approach. At the time of the Acquisition, the purchase price paid for these entities was determined based on a multiple of EBITDA, as was contractually agreed in the stock purchase agreement. Since that time, we have followed a similar methodology, using a multiple of EBITDA, based on that of recent transactions of comparable companies, to determine the enterprise value of these entities. To arrive at an estimate of the market value of the entities’ capital stock, we have subtracted from the enterprise value the existing debt, net of cash on hand, and have also made adjustments for the businesses’ relative portion of corporate expenses. We have determined that this methodology is a reasonable and appropriate means for determining the market value of the capital stock pledged as collateral. We intend to complete these estimates of value of the capital stock of these subsidiaries for so long as is necessary to determine our compliance with the collateral arrangement governing the notes.
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2009, the value of the collateral for the senior secured floating rate notes totaled approximately $541.3 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $423.9 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $117.4 million). As a result of the IntelliPack acquisition (see Note 15), the estimated value of the collateral for the senior secured floating rate notes has increased. Except for the increase in collateral value associated with the IntelliPack Acquisition (see Note 15), the collateral value has not changed materially as of June 30, 2010. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended June 30, 2010 and 2009:

			Ratios
(unaudited)	Covenant		Calculated at June 30,
(dollars in thousands)	Measure		2010		2009
Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0	x	2.1	x	2.3	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0	x	0.62	x	1.9	x
Consolidated Cash Flow (“Adjusted EBITDA”)	—		$82,479		$91,391
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	—		$39,095		$39,493
Secured Indebtedness	—		$51,279		$173,509
     The Fixed Charge Coverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated Cash Flow (Adjusted EBITDA) and increases or decreases in the Company’s interest expense (interest expense net of interest income, excluding amortization of deferred financing fees and discount). Interest expense as used in this ratio is primarily affected by changes in interest rates (LIBOR and EURIBOR) and currency translation related to converting euro based interest expense into US dollars. The favorable impact resulting from lower interest rates, for the comparable twelve month periods ending June 30, 2010 and 2009, has been more than offset by the decrease in the Company’s trailing twelve month Consolidated Cash Flow over the same period, resulting in narrowing of the cushion between the minimum covenant measure and the actual ratio.
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

     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended June 30, 2010 and 2009 as follows:

(unaudited)	Twelve Months Ended June 30,
(dollars in thousands)	2010	2009
Net loss of Pregis Holding II Corporation	$(26,454)	$(46,235)
Interest expense, net of interest income	47,048	43,477
Income tax (benefit) expense	(6,879)	(7,197)
Depreciation and amortization	44,665	47,970

EBITDA	58,380	38,015

Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	(310)	13,475
Non-cash stock based compensation expense	1,678	1,261
Non-cash asset impairment charge	194	20,101
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severance and related expenses	6,302	15,971
Other unusual or nonrecurring gains or losses	11,516	676
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	2,442	1,892

Pro forma adjusted EBITDA of acquired business (4)	2,277	—

Adjusted EBITDA (“Consolidated Cash Flow”)	$82,479	$91,391

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, (c) a non-cash goodwill impairment charge of $19.1 million recognized in 2008 and a trademark impairment charge of $1.0 million pursuant to the Company’s 2008 annual impairment tests, respectively and (d) other non-cash charges that will not result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities and (c) other unusual and nonrecurring charges.

(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.

(4)	Our indentures also permit adjustments to net income on a pro forma basis which allow for the inclusion of earnings for acquired businesses as if the acquisition had occurred on the first day of the four-quarter measurement period. In the six months ended June 30, 2010, we have adjusted for approximately $2.3 million relating to pre-acquisition earnings relating to the acquisition of IntelliPack. There can be no assurance that we will be able to achieve comparable earnings in the future.
     Foreign Lines of Credit. From time to time, certain of our foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for the issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of June 30, 2010, outstanding trade letters of credit and guarantees totaled $14.4 million. Availability under these lines of credit totaled $3.3 million of which no amounts were available to be drawn in cash.

     Long-term Liquidity. We believe that cash flow generated from operations, existing cash balances, our borrowing capacity and other sources of liquidity such as sales and leaseback transactions will be adequate to meet our obligations and business requirements for the next twelve months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, and to continue to comply with the covenants contained in our debt instruments, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations and comply with our debt covenants include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, a decline in the overall U.S. and European economies, weakening in our end markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other items discussed in the “Risk Factors,” included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 may also significantly impact our liquidity and covenant compliance.
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
     At interim periods, the Company assesses if potential indicators of impairment exist. Among the factors the Company considers as potential indicators of interim impairment are significant adverse changes in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, recent operating losses at the reporting unit level, downward revisions to forecasts, restructuring actions or plans, and industry trends. The Company did not identify any interim indicators of impairment as of June 30, 2010.
     Although the Company determined that there were no indicators of impairment as of June 30, 2010, it is possible that the future occurrence of potential indicators of impairment could require an interim assessment for some or all of the Company’s reporting units prior to its next required annual assessment. In such circumstances, the Company may be required to recognize non-cash impairment charges which could be material to the Company’s consolidated financial position and results of operations. Such non-cash impairment charges would not have a material adverse impact on the Company’s ability to comply with its debt covenants, as such charges are specifically excluded from its covenant calculations.
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
Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PREGIS HOLDING II CORPORATION
Date: August 16, 2010	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)