Form 10-Q
period 2010-09-30
Pregis Holding II CORP
filed 2010-11-15
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of September 30, 2010.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except shares and per share data)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$44,587	$80,435
Accounts receivable
Trade, net of allowances of $5,275 and $6,015 respectively	136,785	120,812
Other	16,168	12,035
Inventories, net	91,551	81,024
Deferred income taxes	5,494	5,079
Due from Pactiv	1,178	1,169
Prepayments and other current assets	7,861	7,929

Total current assets	303,624	308,483
Property, plant and equipment, net	204,037	226,882
Other assets
Goodwill	142,431	126,250
Intangible assets, net	54,313	38,054
Deferred financing costs, net	5,674	8,092
Due from Pactiv, long-term	8,305	8,429
Pension and related assets	14,411	13,953
Restricted cash	3,501	—
Other	533	404

Total other assets	229,168	195,182

Total assets	$736,829	$730,547

Liabilities and stockholder’s equity
Current liabilities
Short-term debt	$3,798	$—
Current portion of long-term debt	340	300
Accounts payable	97,900	78,708
Accrued income taxes	6,310	5,236
Accrued payroll and benefits	14,946	14,242
Accrued interest	12,238	7,722
Other	19,023	18,011

Total current liabilities	154,555	124,219

Long-term debt	490,453	502,534
Deferred income taxes	20,736	19,721
Long-term income tax liabilities	5,556	5,463
Pension and related liabilities	3,692	4,451
Other	22,337	15,367
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	153,352	151,963
Accumulated deficit	(106,035)	(82,328)
Accumulated other comprehensive loss	(7,817)	(10,843)

Total stockholder’s equity	39,500	58,792

Total liabilities and stockholder’s equity	$736,829	$730,547

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$223,681	$207,047	$651,518	$588,594

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	176,301	156,088	510,139	444,144
Selling, general and administrative	29,716	28,660	96,157	83,059
Depreciation and amortization	11,646	12,607	34,305	35,383
Other operating expense, net	3,953	2,267	5,519	13,602

Total operating costs and expenses	221,616	199,622	646,120	576,188

Operating income	2,065	7,425	5,398	12,406
Interest expense	11,724	9,192	35,320	28,072
Interest income	—	(54)	—	(176)
Foreign exchange (gain) loss, net	(526)	(886)	382	(5,817)

Loss before income taxes	(9,133)	(827)	(30,304)	(9,673)

Income tax expense (benefit)	(1,216)	2,514	(6,597)	1,013

Net loss	$(7,917)	$(3,341)	$(23,707)	$(10,686)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(23,707)	$(10,686)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	34,305	35,383
Amortization of inventory step-up	406	—
Deferred income taxes	(8,303)	(1,483)
Unrealized foreign exchange loss (gain)	692	(5,552)
Amortization of deferred financing costs	2,615	1,781
Amortization of debt discount	2,174	238
Gain on disposal of property, plant and equipment	1,778	(249)
Stock compensation expense	1,389	1,061
Changes in operating assets and liabilities
Accounts and other receivables, net	(21,635)	9,874
Due from Pactiv	(169)	3,792
Inventories, net	(12,005)	5,364
Prepayments and other current assets	65	1,961
Accounts payable	19,909	6,771
Accrued taxes	817	(5,637)
Accrued interest	4,469	3,547
Other current liabilities	611	856
Pension and related assets and liabilities, net	(1,428)	(2,931)
Other, net	(1,716)	(2,633)

Cash provided by operating activities	267	41,457

Investing activities
Capital expenditures	(21,783)	(17,644)
Proceeds from sale of assets	499	692
Proceeds from sale leaseback, net of costs	17,875	—
Acquisition of business, net of cash acquired	(31,655)	—
Change in restricted cash	(3,501)	—

Cash used in investing activities	(38,565)	(16,952)

Financing activities
Proceeds from revolving credit facility	500	38,700
Financing Fees	—	(1,284)
Repayment of debt	—	(4,312)
Proceeds from foreign lines of credit	3,670	—
Other, net	71	(125)

Cash provided by financing activities	4,241	32,979
Effect of exchange rate changes on cash and cash equivalents	(1,791)	1,539

Increase (decrease) in cash and cash equivalents	(35,848)	59,023
Cash and cash equivalents, beginning of period	80,435	41,179

Cash and cash equivalents, end of period	$44,587	$100,202

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
Basis of Presentation
     The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.
     On February 19, 2010 the Company acquired all of the outstanding shares of IntelliPack (see Note 16). The results of operations of IntelliPack, Inc. (“IntelliPack”) are included in the consolidated results of the Company beginning February 20, 2010.
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

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides new and amended disclosure requirements related to fair value measurements. Specifically, this ASU requires new disclosures relating to activity within Level 3 fair value measurements, as well as transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also amends the existing disclosure requirements relating to valuation techniques used for fair value measurements and the level of disaggregation a reporting entity should include in fair value disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this ASU as of January 1, 2010. The adaption did not have a material impact on the Company’s consolidated financial statements.
3. INVENTORIES
     The major components of net inventories are as follows:

	September 30,	December 31,
	2010	2009
Finished goods	$42,682	$40,941
Work-in-process	15,260	14,216
Raw materials	31,177	23,339
Other materials and supplies	2,432	2,528

	$91,551	$81,024

     Inventories at September 30, 2010 and at December 31, 2009 were stated net of reserves totaling $1,908 and $1,881, respectively.
4. PROPERTY, PLANT AND EQUIPMENT
     On July 19, 2010 Pregis completed a sales leaseback transaction involving land, building and related improvements at two of its U.S. manufacturing facilities. Sales proceeds, net of direct costs of the transaction, totaled approximately $17.9 million.
     The transaction qualified for sales leaseback accounting treatment under the provisions of ASC Topic 840.40, Sale Leaseback Transactions, and met the criteria for operating lease classification. As a result, the sold properties were removed from the Company’s consolidated balance sheet and gains and losses of the respective properties were measured as the difference between the net sales proceeds as allocated based on the relative fair values and the net book values of the sold assets. One of the properties resulted in a loss of $1.9 million which is recorded in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2010. The second property resulted in a gain of approximately $1.8 million which has been recorded on the Company’s consolidated balance sheet in other non-current liabilities and will be amortized to income over the lease term.
     The initial lease term for both properties is 20 years and the transaction result in increased annual rent expense of approximately $2.4 million. Future minimum lease payments for the initial lease term total approximately $49.0 million.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill by reportable segment for the nine months ended September 30, 2010 are as follows:

	December 31,	Foreign Currency	Business	September 30,
Segment	2009	Translation	Acquisition	2010
Protective Packaging	$94,550	$347	$17,458	$112,355
Specialty Packaging	31,700	(1,624)	—	30,076

Total	$126,250	$(1,277)	$17,458	$142,431

     In the first quarter of 2010, the Company acquired IntelliPack resulting in purchased goodwill of $17.5 million. See Note 16 for acquisition related disclosures.
     The Company’s other intangible assets are summarized as follows:

	Average	September 30, 2010		December 31, 2009
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Customer relationships	12	$49,371	$18,052	$46,231	$15,739
Patents	10	12,018	1,062	1,055	372
Non-compete agreements	2	4,912	3,234	3,041	3,041
Software	3	3,837	2,704	3,470	2,125
Land use rights and other	32	1,418	629	1,486	582
Trademarks and trade names	20	3,000	88	—	—
In-process research and development	10	1,100	65	—	—
Intangible assets not subject to amortization:
Trademarks and trade names		4,491	—	4,630	—

Total		$80,147	$25,834	$59,913	$21,859

     In the first quarter of 2010, Pregis acquired IntelliPack. Preliminary estimates of the acquired intangibles are valued at approximately $21.3 million. See Note 16 for acquisition related disclosures.
     Amortization expense related to intangible assets totaled $1,597 and $1,192 for the three months ended September 30, 2010 and 2009, respectively, and $4,550 and $3,433 for the nine months ended September 30, 2010 and 2009, respectively.

6. DEBT
     The Company’s long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
Revolving Credit Facility, due October 2011	$42,500	$42,000
Senior secured 2005 notes, due April 2013	136,340	143,160
Senior secured 2009 notes, due April 2013 net of discount of $7,750 at September 30, 2010 and $10,216 at December 31, 2009	162,675	168,734
Senior subordinated notes, due October 2013, net of discount of $1,369 at September 30, 2010 and $1,638 at December 31, 2009	148,631	148,362
Foreign lines of credit	3,798	—
Other	647	578

Total debt	494,591	502,834

Less: short term debt	(3,798)	—
Less: current portion	(340)	(300)

Long-term debt	$490,453	$502,534

     For the nine months ended September 30, 2010 and 2009, the revaluation of the Company’s euro-denominated senior secured notes, and additionally in 2009 the Term B-2 facility, resulted in unrealized foreign exchange gains/(losses) of $14,789 and $(10,790), respectively. These unrealized gains/(losses) have been offset by unrealized gains/(losses) of $(14,089) and $13,738 relating to the revaluation of the Company’s euro-denominated inter-company notes receivable for the nine months ended September 30, 2010 and 2009, respectively. These amounts are included net within foreign exchange loss, net in the Company’s consolidated statements of operations.
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
     As of September 30, 2010, the Company has drawn $42.5 million under the revolving credit facility after reduction for amounts outstanding under letters of credit of $6.2 million. Revolving credit facility interest expense totaled $731 for the nine months ended September 30, 2010. It is the current intent of the Company to hold the debt until its maturity, resulting in the debt’s classification as long-term as of September 30, 2010.
     The senior secured credit facility contains customary financial and negative covenants, including, a first lien leverage covenant of 2.0x, and allows additional subordinate debt issuances subject to a 2.0x interest coverage ratio. The term loan portion of the senior secured credit facilities includes a $200 million accordion feature which allows the Company to borrow up to $200 million under the term loan portion of the senior secured credit facilities, subject to certain conditions including receipt of commitments.
     In 2010, the Company borrowed amounts available to its foreign subsidiaries under local lines of credit. One of the lines provides for borrowings up to €5.0 million and allows for issuances of letters of credit. Issued letters of credit reduce the amounts available for cash borrowings under such lines of credit. A second foreign subsidiary line of credit allows for borrowings up to a certain percentage of such subsidiary’s specified accounts receivable. As of September 30, 2010 amounts outstanding under these foreign lines of credit totaled $8.1 million.
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
7. FAIR VALUE MEASUREMENTS
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
     In order to maintain its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt, the Company established an interest rate swap arrangement in the notional amount of 65 million euro from EURIBOR-based floating rates to a fixed rate over the period of October 1, 2008 to April 15, 2011. This swap arrangement was designated as a cash flow hedge and changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are, therefore, being recorded in other comprehensive loss until the underlying transaction is recorded.
     The accounting for the cash flow impact of the swap is recorded as an adjustment to interest expense. For the three and nine months ended September 30, 2010, the swap resulted in an increase to interest expense of $852 and $2,664, respectively. For the three and nine months ended September 30, 2009, the swap resulted in an increase of $756 and $1,088 to interest expense, respectively.
     At September 30, 2010, this interest rate swap contract was the Company’s only derivative instrument and only financial instrument requiring measurement at fair value on a recurring basis. The swap is an over-the-counter contract and the inputs utilized to determine its fair value are obtained in quoted public markets. Therefore, the Company has categorized this instrument as Level 2 within the fair value hierarchy. At September 30, 2010, the fair value of this instrument was estimated to be a liability of $2,521, which is reported within other noncurrent liabilities in the Company’s consolidated balance sheet.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At September 30, 2010, the fair values of the Company’s senior secured 2005 notes, senior secured 2009 notes, and senior subordinated notes were estimated to be $111,284, $139,105, and $136,500 respectively, based on quoted market prices. Under ASC Topic 825, “Financial Instruments”, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under this standard for any of its financial assets or liabilities.
8. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands.
     The components of net periodic pension cost related to these plans for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost of benefits earned	$506	$707	$1,503	$1,234
Interest cost on benefit obligations	1,160	1,166	3,524	3,343
Expected return on plan assets	(1,621)	(2,132)	(4,825)	(5,315)
Amortization of unrecognized net gain	(9)	(61)	(29)	(173)

Net periodic pension cost (benefit)	$36	$(320)	$173	$(911)

9. OTHER OPERATING EXPENSE, NET
     A summary of the items comprising other operating expense, net is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restructuring expense	$2,064	$2,050	$3,645	$13,921
Gain on disposal of property, plant and equipment	1,874	408	1,788	151
Royalty (income) expense	(18)	51	40	27
Rental income	(11)	(10)	(36)	(22)
Other expense, net	44	(232)	82	(475)

Other operating expense, net	$3,953	$2,267	$5,519	$13,602

     Restructuring activities are discussed further in Note 10 below.
10. RESTRUCTURING ACTIVITY
     In 2009, as part of the Company’s efforts to reduce its overall cost structure, management implemented headcount reductions and engaged outside consultants to assist in further restructuring of its manufacturing operations.
Following is a reconciliation of the restructuring liability for the nine months ended September 30, 2010.

	December 31,	Restructuring Expenses		Cash	Foreign Currency	September 30,
Segment	2009	Severance	Other	Paid Out	Translation	2010
Protective Packaging	$754	$1,018	$468	$(1,663)	$(63)	$514
Specialty Packaging	649	314	—	(715)	(65)	183
Corporate	—	—	1,845	(1,845)	—	—

Total	$1,403	$1,332	$2,313	$(4,223)	$(128)	$697

     Amounts recorded for restructuring liabilities are included in other current liabilities on the Company’s consolidated balance sheets.

11. INCOME TAXES
     The Company’s effective tax rate was (21.77)% and 10.47% for the nine months ended September 30, 2010 and 2009, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Nine Months Ended September 30,
	2010	2009
U.S. federal income tax rate	(35.00)%	(35.00)%
Changes in income tax rate resulting from:
Valuation allowances, net	8.43	21.35
State and local taxes on income, net of U.S. federal income tax benefit	(0.81)	6.94
Foreign rate differential	0.15	7.45
Non-deductible interest expense	—	2.79
Permanent differences	1.87	5.27
Other	3.59	1.67

Income tax expense (benefit)	(21.77)%	10.47%

12. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its sponsors, AEA Investors LP and its affiliates, who provide various advisory and consulting services. Fees and expenses incurred under this agreement totaled $537 and $2,026 for the three and nine months ended September 30, 2010, which included a $500 fee for services related to the acquisition of IntelliPack (see Note 16), and $472 and $1,563 for the same period of 2009.
     The Company had sales to affiliates of AEA Investors LP totaling $1,148 and $1,963 for the three and nine months ended September 30, 2010 compared to $280 and $636 for the same periods of 2009, respectively. The Company made purchases from affiliates of AEA Investors LP totaling $4,136 and $11,885 for the three and nine months ended September 30, 2010 compared to $3,153 and $8,627 for the same periods of 2009, respectively.
13. SEGMENT AND GEOGRAPHIC INFORMATION
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
     Net sales by reportable segment for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Protective Packaging	$141,814	$128,930	$414,925	$363,107
Specialty Packaging	81,867	78,117	236,593	225,487

	$223,681	$207,047	$651,518	$588,594

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
     The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to loss before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment EBITDA
Protective Packaging	$13,725	$15,462	$35,164	$42,201
Specialty Packaging	7,674	11,363	27,075	30,792

Total segment EBITDA	21,399	26,825	62,239	72,993
Corporate expenses	(3,361)	(4,389)	(15,355)	(10,209)
Restructuring expense	(2,064)	(2,050)	(3,645)	(13,921)
Depreciation and amortization	(11,646)	(12,607)	(34,305)	(35,383)
Interest expense	(11,724)	(9,192)	(35,320)	(28,072)
Interest income	—	54	—	176
Unrealized foreign exchange loss, net	431	859	(692)	5,552
Non-cash stock compensation	(331)	(327)	(1,389)	(1,061)
Non-cash loss on sales leaseback	(1,914)	—	(1,914)	—
Other	77	—	77	252

Loss before income taxes	$(9,133)	$(827)	$(30,304)	$(9,673)

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
14. COMPREHENSIVE LOSS
     Total comprehensive loss and its components for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(7,917)	$(3,341)	$(23,707)	$(10,686)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(4,737)	(971)	1,528	(982)
Net change in fair value of hedging instrument	348	(195)	1,498	(1,564)

Comprehensive loss	$(12,306)	$(4,507)	$(20,681)	$(13,232)

15. COMMITMENTS AND CONTINGENCIES
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
16. ACQUISITION
     On February 19, 2010, Pregis acquired all of the outstanding stock of IntelliPack, Inc. through one of its wholly owned subsidiaries, Pregis Management Corporation (the “IntelliPack Acquisition”). The initial purchase price of $31.5 million was funded with cash-on-hand. In accordance with the terms of the agreement, additional consideration may be payable by Pregis if certain future performance targets are achieved by IntelliPack. Based on preliminary estimates, the fair value of contingent purchase consideration was valued at approximately $10.0 million. As of September 30, 2010 the liability for contingent consideration was $9.7 million after reductions for payments of $0.3 million. The classification of current and long-term was based on estimated timing of future payments.
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
September 30, 2010
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$15,621	$—	$28,966	$—	$44,587
Accounts receivable
Trade, net of allowances	—	—	35,087	101,698	—	136,785
Affiliates	—	70,100	77,692	(1,556)	(146,236)	—
Other	—	—	112	16,056	—	16,168
Inventories, net	—	—	23,033	68,518	—	91,551
Deferred income taxes	—	134	2,507	2,853	—	5,494
Due from Pactiv	—	52	—	1,126	—	1,178
Prepayments and other current assets	—	3,962	779	3,120	—	7,861

Total current assets	—	89,869	139,210	220,781	(146,236)	303,624
Investment in subsidiaries / intercompany balances	39,500	482,578	—	—	(522,078)	—
Property, plant and equipment, net	—	1,015	57,012	146,010	—	204,037
Other assets
Goodwill	—	—	102,633	39,798	—	142,431
Intangible assets, net	—	—	34,887	19,426	—	54,313
Restricted cash	—	3,501	—	—	—	3,501
Other	—	5,694	3,525	19,704	—	28,923

Total other assets	—	9,195	141,045	78,928	—	229,168

Total assets	$39,500	$582,657	$337,267	$445,719	$(668,314)	$736,829

Liabilities and stockholder’s equity
Current liabilities
Short-term debt	$—	$—	$—	$3,798	$—	$3,798
Current portion of long-term debt	—	—	—	340	—	340
Accounts payable	—	7,090	20,829	69,981	—	97,900
Accounts payable, affiliate	—	39,999	58,520	47,609	(146,128)	—
Accrued income taxes	—	(1,344)	1,607	6,047	—	6,310
Accrued payroll and benefits	—	14	3,570	11,362	—	14,946
Accrued interest	—	12,238	—	—	—	12,238
Other	—	2,033	6,407	10,583	—	19,023

Total current liabilities	—	60,030	90,933	149,720	(146,128)	154,555
Long-term debt	—	490,146	—	307	—	490,453
Intercompany balances	—	—	80,174	281,623	(361,797)	—
Deferred income taxes	—	(18,906)	32,238	7,404	—	20,736
Other	—	11,887	7,918	11,780	—	31,585
Total Stockholder’s equity	39,500	39,500	126,004	(5,115)	(160,389)	39,500

Total liabilities and stockholder’s equity	$39,500	$582,657	$337,267	$445,719	$(668,314)	$736,829

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2009

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

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$87,300	$139,234	$(2,853)	$223,681
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	64,453	114,701	(2,853)	176,301
Selling, general and administrative	—	3,837	10,041	15,838	—	29,716
Depreciation and amortization	—	132	4,336	7,178	—	11,646
Other operating expense, net	—	943	1,989	1,021	—	3,953

Total operating costs and expenses	—	4,912	80,819	138,738	(2,853)	221,616

Operating income (loss)	—	(4,912)	6,481	496	—	2,065
Interest expense	—	4,005	2,715	5,004	—	11,724
Interest income	—	—	—	—	—	—
Foreign exchange (gain) loss, net	—	(1,322)	—	796	—	(526)
Equity in loss of subsidiaries	7,917	2,981	—	—	(10,898)	—

Income (loss) before income taxes	(7,917)	(10,576)	3,766	(5,304)	10,898	(9,133)
Income tax expense (benefit)	—	(2,659)	1,422	21	—	(1,216)

Net income (loss)	$(7,917)	$(7,917)	$2,344	$(5,325)	$10,898	$(7,917)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$74,543	$134,480	$(1,976)	$207,047
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	52,172	105,892	(1,976)	156,088
Selling, general and administrative	—	4,262	8,776	15,622	—	28,660
Depreciation and amortization	—	157	3,540	8,910	—	12,607
Other operating expense, net	—	1,077	109	1,081	—	2,267

Total operating costs and expenses	—	5,496	64,597	131,505	(1,976)	199,622

Operating income (loss)	—	(5,496)	9,946	2,975	—	7,425
Interest expense	—	(140)	3,677	5,655	—	9,192
Interest income	—	(29)	—	(25)	—	(54)
Foreign exchange (gain) loss, net	—	(3,964)	(10)	3,088	—	(886)
Equity in loss of subsidiaries	3,341	2,093	—	—	(5,434)	—

Income (loss) before income taxes	(3,341)	(3,456)	6,279	(5,743)	5,434	(827)
Income tax expense	—	(115)	2,487	142	—	2,514

Net income (loss)	$(3,341)	$(3,341)	$3,792	$(5,885)	$5,434	$(3,341)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$—	$247,342	$412,718	$(8,542)	$651,518

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	184,343	334,338	(8,542)	510,139

Selling, general and administrative	—	16,708	30,325	49,124	—	96,157
Depreciation and amortization	—	394	12,718	21,193	—	34,305
Other operating expense, net	—	1,856	1,938	1,725	—	5,519

Total operating costs and expenses	—	18,958	229,324	406,380	(8,542)	646,120

Operating income (loss)	—	(18,958)	18,018	6,338	—	5,398
Interest expense	—	10,936	9,166	15,218	—	35,320
Interest income	—	—	—	—	—	—
Foreign exchange (gain) loss, net	—	678	—	(296)	—	382
Equity in loss of subsidiaries	23,707	4,374	—	—	(28,081)	—

Income (loss) before income taxes	(23,707)	(34,946)	8,852	(8,584)	28,081	(30,304)
Income tax expense (benefit)	—	(11,239)	3,575	1,067	—	(6,597)

Net income (loss)	$(23,707)	$(23,707)	$5,277	$(9,651)	$28,081	$(23,707)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2009
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$—	$207,470	$386,589	$(5,465)	$588,594
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	146,248	303,361	(5,465)	444,144
Selling, general and administrative	—	11,024	25,717	46,318	—	83,059
Depreciation and amortization	—	468	11,214	23,701	—	35,383
Other operating expense, net	—	5,002	2,882	5,718	—	13,602

Total operating costs and expenses	—	16,494	186,061	379,098	(5,465)	576,188

Operating income (loss)	—	(16,494)	21,409	7,491	—	12,406
Interest expense	—	(3,154)	11,924	19,302	—	28,072
Interest income	—	(70)	—	(106)	—	(176)
Foreign exchange (gain) loss, net	—	(4,519)	20	(1,318)	—	(5,817)
Equity in loss of subsidiaries	10,686	4,894	—	—	(15,580)	—

Income (loss) before income taxes	(10,686)	(13,645)	9,465	(10,387)	15,580	(9,673)
Income tax expense (benefit)	—	(2,959)	3,749	223	—	1,013

Net income (loss)	$(10,686)	$(10,686)	$5,716	$(10,610)	$15,580	$(10,686)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$(23,707)	$(23,707)	$5,277	$(9,651)	$28,081	$(23,707)
Non-cash adjustments	23,707	555	18,571	20,304	(28,081)	35,056
Changes in operating assets and liabilities, net of effects of acquisitions	—	6,068	(6,075)	(11,075)	—	(11,082)

Cash provided by (used in) operating activities	—	(17,084)	17,773	(422)	—	267

Investing activities
Capital expenditures	—	(169)	(8,990)	(12,624)	—	(21,783)
Proceeds from sale of assets	—	—	(15)	514	—	499
Proceeds from sale leaseback		—	17,875			17,875
Acquisition of business, net of cash acquired	—	(31,770)	115	—	—	(31,655)
Change in restricted cash	—	(3,501)	—	—	—	(3,501)

Cash provided by (used in) investing activities	—	(35,440)	8,985	(12,110)	—	(38,565)

Financing activities
Intercompany activity	—	26,758	(26,758)	—	—	—
Proceeds from local lines of credit	—	—	—	3,670	—	3,670
Proceeds from issuance of long-term debt	—	500	—	—	—	500
Repayment of long-term debt	—	—	—	—	—	—
Other, net	—	—	—	71	—	71

Cash provided by (used in) financing activities	—	27,258	(26,758)	3,741	—	4,241
Effect of exchange rate changes on cash and cash equivalents	—	4	—	(1,795)	—	(1,791)

Increase (decrease) in cash and cash equivalents	—	(25,262)	—	(10,586)	—	(35,848)
Cash and cash equivalents, beginning of period	—	40,883	—	39,552	—	80,435

Cash and cash equivalents, end of period	$—	$15,621	$—	$28,966	$—	$44,587

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(10,686)	$(10,686)	$5,716	$(10,610)	$15,580	$(10,686)
Non-cash adjustments	10,686	3,226	11,814	20,795	(15,580)	30,941
Changes in operating assets and liabilities, net of effects of acquisitions	—	12,044	(1,013)	10,171	—	21,202

Cash provided by operating activities	—	4,584	16,517	20,356	—	41,457

Investing activities
Capital expenditures	—	(159)	(5,583)	(11,902)	—	(17,644)
Proceeds from sale of assets	—	—	969	(277)	—	692

Cash used in investing activities	—	(159)	(4,614)	(12,179)	—	(16,952)

Financing activities
Intercompany activity	—	21,667	(21,667)	—	—	—
Proceeds from issuance of long-term debt	—	38,700	—	—	—	38,700
Repayment of long-term debt	—	(4,312)	—	—	—	(4,312)
Other, net	—	(1,284)	—	(125)	—	(1,409)

Cash provided by (used in) financing activities	—	54,771	(21,667)	(125)	—	32,979
Effect of exchange rate changes on cash and cash equivalents	—	(147)	—	1,686	—	1,539

Increase (decrease) in cash and cash equivalents	—	59,049	(9,764)	9,738	—	59,023
Cash and cash equivalents, beginning of period	—	—	9,764	31,415	—	41,179

Cash and cash equivalents, end of period	$—	$59,049	$—	$41,153	$—	$100,202

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others:
•	risks associated with our substantial indebtedness and debt service, including the requirement that we comply with various negative and financial covenants contained in our loan agreements;

•	risks associated with our ability to access existing liquidity under our current debt arrangements and our ability to access the debt and equity markets;

•	increases in prices and availability of resin and other raw materials, our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our products;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	our ability to meet future capital requirements;

•	general economic or business conditions, including the recession in the U.S. and the worldwide economic slowdown, as well as recent disruptions to the credit and financial markets in the U.S. and worldwide;

•	risks related to our acquisition or divestiture strategy;

•	our ability to retain management;

•	our ability to protect our intellectual property rights;

•	changes in governmental laws and regulations, including environmental laws and regulations;

•	changes in foreign currency exchange rates; and

•	other risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 filed with the SEC.

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
OVERVIEW
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We currently operate 47 facilities in 18 countries, with approximately 4,000 employees world-wide. We sell our products to a wide array of customers, including retailers, distributors, packer processors, hospitals, fabricators and directly to the end-users. Approximately 66% of our 2009 net sales were generated outside of the U.S. As a result, we are sensitive to fluctuations in foreign currency exchange rates, primarily between the U.S. dollar and the euro and U.S. dollar and the pound sterling.
     Our net sales for the three months and nine months ended September 30, 2010 increased 8.0% and 10.7%, respectively, over the comparable periods of 2009. The increase was driven primarily by increased volumes, driven by the impact of economic recovery as well as the Company’s growth initiatives, and sales associated with the recently completed IntelliPack acquisition. This was partially offset by lower year-over-year selling prices, particularly in our protective packaging segment, and unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation and the IntelliPack acquisition, net sales for the three months and nine months ended September 30, 2010 increased 11.6% and 10.8%, respectively, compared to the same periods in 2009.
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales decreased to 21.2% for the three months ended September 30, 2010, compared to 24.6% for the same period of 2009. This decline was driven primarily by higher key commodity and other key raw material costs and higher energy costs, partially offset by increased volumes, selling price increases, and the impact of the Company’s cost reduction programs.
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales decreased to 21.7% for the nine months ended September 30, 2010, compared to 24.5% for the same period of 2009. This decline was driven primarily by higher key commodity and other key raw material costs, higher energy costs and unfavorable price/mix, partially offset by increased volumes, and the impact of the Company’s cost reduction programs.
     The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. For the three months ended September 30, 2010 as compared to the same period of 2009, average resin costs increased approximately 20% in North America and 30% in Europe, as measured by the Chemical Market Associates, Inc. (“CMAI”) index and ICIS index, their respective market indices. These increases in resin and other key raw material costs reduced the Company’s gross margin as a percent of sales by 204 basis points. In the first nine months of 2010 as compared to the same period of 2009, average resin costs increased approximately 28% in North America and 42% in Europe. These increases in resin and other key raw material costs reduced the Company’s gross margin as a percent of sales by 473 basis points.
     In the first quarter of 2009, we implemented restructuring initiatives to further reduce our cost structure by optimizing our organizational structure and our operating processes. Although our major restructuring initiatives were completed in 2008 and 2009, we expect modest restructuring to continue in the fourth quarter of 2010 into the first quarter of 2011. In the third quarter of 2010, we incurred additional restructuring charges focused primarily in our European protective packaging and specialty businesses.

During the first nine months of 2010 we realized year-over-year cost savings of approximately $11.3 million relating to our 2009 and 2010 cost reduction initiatives.
RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three and nine months ended September 30, 2010 compared to the same periods ended September 30, 2009 are summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Three Months Ended September 30,				Price /						Currency
	2010	2009	$ Change	% Change	Mix		Volume		Acquisition		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$141,814	$128,930	$12,884	10.0%	$1,592	1.2%	$11,401	8.9%	$5,631	4.4%	$(5,740)	(4.5)%
Specialty Packaging	81,867	78,117	3,750	4.8%	932	1.2%	10,189	13.0%	—	—%	(7,371)	(9.4)%

Total	$223,681	$207,047	$16,634	8.0%	$2,524	1.2%	$21,590	10.4%	$5,631	2.7%	$(13,111)	(6.3)%

					Change Attributable to the
					Following Factors
	Nine Months Ended September 30,				Price /						Currency
	2010	2009	$ Change	% Change	Mix		Volume		Acquisition		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$414,925	$363,107	$51,818	14.3%	$(3,111)	(0.9)%	$47,773	13.2%	$12,569	3.5%	$(5,413)	(1.5)%
Specialty Packaging	236,593	225,487	11,106	4.9%	1,236	0.5%	17,630	7.8%	—	—%	(7,760)	(3.4)%

Total	$651,518	$588,594	$62,924	10.7%	$(1,875)	(0.3)%	$65,403	11.1%	$12,569	2.1%	$(13,173)	(2.2)%

Segment Net Sales
     Volume in the Company’s protective packaging segment increased by 8.9% and 13.2% for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. The volume increase for these periods was driven primarily by improved economic conditions as well as the impact from growth initiatives in areas such as inflatable systems and sustainable products.
     Price/mix for the Company’s protective packaging segment increased net sales by 1.2% for the three month period ended September 30, 2010, respectively, but reduced net sales by 0.9% for the nine month period ended September 30, 2010 compared to the same period in 2009. The increase in price/mix for the three months ended September 30, 2010 was primarily due to selling price increases implemented the second quarter 2010.
     Volume in the Company’s specialty packaging segment increased by 13.0% and 7.8% for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods of 2009, primarily due to the impact of growth initiatives in our fresh food packaging markets and thermoforming business.

Gross Margin
     Gross margin, as a percentage of net sales, was 21.2% for the three months ended September 30, 2010 compared to 24.6% for the same period of 2009. This decrease of 340 basis points was driven by increased key raw material costs partially offset by the impact of selling price increases implemented in the second quarter of 2010. The increase in key raw material costs, higher energy costs, and other key raw material costs resulted in a negative 204 basis point impact and 206 basis point impact, respectively, on gross margin as a percentage of net sales. Savings from the Company’s cost reduction program resulted in a 188 basis point improvement for the three months ended September 30, 2010 as compared to the equivalent period in 2009.
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization), as a percentage of net sales, was 21.7% for the nine months ended September 30, 2010 compared to 24.5% for the same period of 2009. This decrease of 280 basis points was driven by increased key raw material costs and negative price/mix, partially offset by the impact of selling price increases implemented in the second quarter of 2010. The increase in key raw material costs resulted in a negative 473 basis point impact on gross margin as percent of net sales. Savings from the Company’s cost reduction program resulted in a 192 basis point improvement for the nine months ended September 30, 2010 as compared to the equivalent period in 2009.
     Average resin costs in North America for the three and nine month periods ended September 30, 2010 were 20% and 28% higher than average resin costs for the same period in 2009 while average resin costs in Europe were 30% and 42% higher than average resin prices for the same periods of 2009, based on their respective market indices.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $1.1 million for the three months ended September 30, 2010 compared to the same period of 2009. This increase was primarily driven by SG&A costs associated with the IntelliPack acquisition of $0.9 million, legal expenses of $0.3 million, and other volume related selling expenses partially offset by favorable foreign currency translation.
     Selling, general and administrative expenses increased by $13.1 million for the nine months ended September 30, 2010 compared to the same period of 2009. This increase was primarily driven by legal expenses of $5.3 million, acquisition related costs of $1.0 million, and SG&A costs associated with the IntelliPack acquisition of $2.2 million. The increased legal expenses were the result of a patent dispute related to the Company’s protective packaging segment, which was resolved successfully by the Company in March 2010. Excluding the impact of the legal expenses, acquisition related costs, and IntelliPack’s SG&A expenses, selling, general and administrative expenses for the nine months ended September 30, 2010 increased by approximately $4.6 million due primarily to increased pension, stock compensation, volume related selling expenses, and additional sales and marketing expenses incurred to help drive the Company’s growth initiatives.
Other Operating Expense, net
     For the three and nine months ended September 30, 2010, other operating expense, net totaled $3.9 million and $5.5 million, respectively, compared to $2.3 million and $13.6 million in the same periods of 2009. In 2009 other expense, net was driven by significant restructuring activity. Restructuring charges for the three and nine month periods ended September 30, 2009 were $2.0 million and $13.9 million, respectively (see Note 10).

Depreciation and Amortization Expense
     Depreciation and amortization expense decreased by $1.0 million for the three months ended September 30, 2010 and decreased by $1.1 million for the nine months ended September 30, 2010, compared to the respective periods of 2009.
Segment Income
     We measure our segments’ operating performance on the basis of segment EBITDA, defined as net income (loss) before interest, taxes, depreciation, amortization, and restructuring expense and adjusted for other non-cash items. See Note 13 to the unaudited consolidated financial statements for a reconciliation of total segment EBITDA to consolidated net loss before income taxes. Segment EBITDA for the relevant periods is as follows:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(dollars in thousands)

Segment:
Protective Packaging	$13,725	$15,462	$(1,737)	(11.2)%
Specialty Packaging	7,674	11,363	(3,689)	(32.5)%

Total segment EBITDA	$21,399	$26,825	$(5,426)	(20.2)%

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(dollars in thousands)

Segment:
Protective Packaging	$35,164	$42,201	$(7,037)	(16.7)%
Specialty Packaging	27,075	30,792	(3,717)	(12.1)%

Total segment EBITDA	$62,239	$72,993	$(10,754)	(14.7)%

     Segment EBITDA for the protective packaging segment declined $1.7 million and $7.0 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods of 2009. These decreases were due primarily to the impact of increased key raw material costs which were partially offset by increased volumes, the IntelliPack acquisition, and the results of our cost reduction programs. Savings from our cost reduction programs totaled approximately $3.1 million and $8.6 million year-over-year for the three and nine month periods ended September 30, 2010, respectively.
     Segment EBITDA for specialty packaging declined $3.7 million for the three and nine months ended September 30, 2010 compared to the same periods of 2009. These decreases were due primarily to higher key raw material costs, higher energy costs, and unfavorable foreign currency translation, partially offset by increased volumes.
Interest Expense
     Interest expense for the three and nine months ended September 30, 2010 increased $2.5 million and $7.2 million, respectively, compared to the same periods of 2009. The increases were driven by higher debt balances and higher average interest rates, both resulting from the retirement of the Company’s term debt in the third quarter of 2009 and its replacement with new floating rate notes at a higher average interest rates. These increases are also reflective of higher amortization of discount and deferred financing fees, again resulting from the Company’s 2009 debt refinancing.
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
Income Tax Expense
     Our effective income tax rate was approximately (21.77)% for the nine months ended September 30, 2010, which compares to approximately 10.47% for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, the Company’s effective rate was increased from a benefit at the U.S. federal statutory rate of 35% primarily due to establishment of additional valuation allowances against losses in certain jurisdictions that are not expected to result in future tax benefits.
Net Loss
     For the three and nine months ended September 30, 2010, we had a net loss of $7.9 million and $23.7 million, respectively, compared to net loss of $3.3 million and net loss of $10.7 million in the comparable periods of 2009. As discussed herein, the 2010 net loss is primarily the result of increased raw material costs, higher interest expense, and lower unrealized foreign currency gains, which more than offset lower restructuring charges.
LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

	Nine Months Ended September 30,
	2010	2009
	(dollars in thousands)
Cash provided by operating activities	$267	$41,457
Cash used in investing activities	(38,565)	(16,952)
Cash provided by financing activities	4,241	32,979
Effect of foreign exchange rate changes	(1,791)	1,539

Increase (decrease) in cash and cash equivalents	$(35,848)	$59,023

     Operating Activities. Cash provided by operating activities decreased by $41.2 million during the nine months ended September 30, 2010 compared to the same period of 2009. This decrease was primarily driven by increased working capital investments resulting from higher overall sales volumes as well as higher average raw material costs and decreased earnings.
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
     The Company has not experienced any significant changes in year- over-year days sales outstanding, days inventory on-hand or days payable outstanding. The Company has not identified any trends in key working capital investments that would have a material impact on its liquidity or ability to satisfy its debt obligations or fund capital expenditures. The Company does not currently expect that raw material price increases will have a material effect on liquidity in future periods, but significant shifts in key raw material costs could affect our cash generated from operating activities in future periods.
     Investing Activities. Cash used in investing activities totaled $38.6 million for the nine months ended September 30, 2010, $21.6 million higher than the same period of 2009. This increase was primarily the result of the IntelliPack acquisition and, to a lesser extent, capital expenditures partially offset by proceeds from a sales leaseback transaction. On February 19, 2010, Pregis acquired all of the stock of IntelliPack for an initial purchase price of $31.5 million and including certain escrowed amounts totaling $3.5 million, which was funded with cash-on-hand. Capital expenditures totaled $21.8 million in the 2010 period compared to $17.6 million in the same period in 2009. On July 19, 2010 Pregis completed a sales leaseback transaction involving land, building and related improvements at two of its U.S. manufacturing facilities. Sales proceeds, net of direct costs of the transaction, totaled approximately $17.9 million.
     Financing Activities. Cash provided in financing activities for the nine months ended September 30, 2010 included proceeds from local lines of credit totaling $3.7 million and the revolving credit facility draw of $0.5 million.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We expect our 2010 capital expenditures to total approximately $25 to $30 million and our 2010 debt service costs to total approximately $42 million. At September 30, 2010, we had cash and cash equivalents of $44.6 million. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents to ensure safety of principal while achieving a satisfactory yield on those funds. To date, we have not experienced material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     Our primary source of liquidity will continue to be cash flows from operations, existing cash balances, and amounts available to the Company under its credit agreement.
     Senior Secured Credit Facilities. In October 2005, Pregis entered into senior secured credit facilities which provided for a revolving credit facility and two term loans: an $88.0 million term B-1 facility and a €68.0 million term loan B -2 facility. The term loans were repaid in full in October 2009. The revolving credit facility matures in October 2011 and provides for borrowings of up to $50.0 million, a portion of which may be made available to the Company’s non-U.S. subsidiary borrowers in euros and/or pounds sterling. The revolving credit facility also includes a swing-line loan sub-facility and a letter of credit sub-facility. The revolving credit facility bears interest at a rate equal to, at the Company’s option, (1) an alternate base rate or (2) LIBOR or EURIBOR, plus an applicable margin of 0.375% to

1.00% for base rate advances and 1.375% to 2.00% for LIBOR or EURIBOR advances, depending on the leverage ratio of the Company, as defined in the credit agreement. In addition, the Company is required to pay an annual commitment fee of 0.375% to 0.50% on the revolving credit facility depending on the leverage ratio of the Company, as well as customary letter of credit fees. As of September 30, 2010, the Company had $42.5 million drawn under the revolving credit facility and $6.2 million of outstanding letters of credit.
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
     The following table sets forth the First Lien Leverage Ratio as of September 30, 2010 and 2009:

		Ratios
(unaudited)	Covenant	Calculated at September 30,
(dollars in thousands)	Measure	2010	2009

First Lien Leverage Ratio	Maximum of 2.0x	0.11	1.40

Consolidated EBITDA	—	$68,458	$86,443
Net Debt Secured by First Priority Lien	—	$7,358	$120,971
     As used in the calculation of First Lien Leverage Ratio, Consolidated EBITDA is calculated by adding Consolidated Net Income (as defined by the facility), income taxes, interest expense, depreciation and amortization, other non-cash items reducing Consolidated Net Income that do not represent a reserve against a future cash charge, costs and expenses incurred with business acquisitions, issuance of equity interests permitted by the terms of the loan documents, the amount of management, consulting, monitoring, transaction, and advisory fees and related expenses paid to AEA, and unusual and non-

recurring charges (including, without limitation, expenses in connection with actual and proposed acquisitions, equity offerings, issuances and retirements of debt and divestitures of assets, whether or not any such acquisition, equity offering, issuance or retirement or divestiture is actually consummated during such period that do not exceed, in the aggregate, 5% of EBITDA for such period).
     Consolidated EBITDA is calculated under the senior secured credit facility for the twelve months ended September 30, 2010 and 2009 as follows:

(unaudited)	Twelve Months Ended September 30,
(dollars in thousands)	2010	2009

Net Loss	$(31,031)	$(37,613)

Senior Secured Credit Facility Consolidated Net Income definition add backs:
Non-cash compensation charges	1,681	1,344
Net after tax extraordinary gains or losses (incl. severance and restructuring charges)	5,751	13,251
Non-cash unrealized currency gains or losses	118	2,370
Any FAS 142, 144, 141 impairment charge or asset write off	194	20,101

Consolidated Net (Loss) Income	$(23,287)	$(547)

Senior Secured Credit Facility Consolidated EBITDA definition add backs:
Interest expense	49,634	39,315
Income tax benefit	(10,609)	(3,881)
Depreciation expense and amortization	43,705	46,992
Other non-cash charges (including loss on sales leaseback)	1,837	—
Fees payable to AEA Investors LP	2,508	2,040
Unusual and non-recurring charges	11,418	2,524
Pro forma EBITDA of acquisitions	1,410	—

Adjustment for 5% EBITDA cap limitation of unusual and non-recurring items	(8,158)	—

Consolidated EBITDA	$68,458	$86,443

     As of September 30, 2010, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
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
     Senior Secured Floating Rate Notes and Senior Subordinated Notes. On October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “2005 senior secured notes”) and $150 million aggregate principal amount of 12% senior subordinated notes due 2013 (the “senior subordinated notes”).

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
     The senior subordinated notes mature on October 15, 2013. Interest accrues at a rate of 12.375% and is payable semi-annually on April 15 and October 15 of each year. The notes are senior subordinated obligations and rank junior in right of payment to all of Pregis’s senior indebtedness. The senior subordinated notes are guaranteed on a senior subordinated basis by Pregis Holding II and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem some or all of the notes at redemption prices equal to 103.094% of their principal amount (in the 12 months beginning October 15, 2010) and 100% of their principal amount (beginning October 15, 2011).
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
     The value of the collateral for the senior secured floating rate notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2009, the value of the collateral for the senior secured floating rate notes totaled approximately $541.3 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $423.9 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $117.4 million). As a result of the IntelliPack acquisition (see Note 16), the estimated value of the collateral for the senior secured floating rate notes has increased. Except for the increase in collateral value associated with the IntelliPack acquisition (see Note 16), the collateral value has not changed materially as of September 30, 2010. Any proceeds received upon the sale of collateral would be paid first to the lenders under our senior secured credit facilities, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured floating rate notes. There is no assurance that any collateral value would remain for the holders of the senior secured floating rate notes after payment in full to the lenders under our senior secured credit facilities.
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended September 30, 2010 and 2009:

		Ratios
(unaudited)	Covenant	Calculated at September 30,
(dollars in thousands)	Measure	2010	2009

Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	1.88x	2.4x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	0.61x	2.0x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$76,616	$86,443
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	—	$40,758	$36,624
Secured Indebtedness	—	$46,945	$177,473
     The Fixed Charge Coverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated Cash Flow (Adjusted EBITDA) and increases or decreases in the Company’s interest expense (interest expense net of interest income, excluding amortization of deferred financing fees and discount). Interest expense as used in this ratio is primarily affected by changes in interest rates (LIBOR and EURIBOR) and currency translation related to converting euro based interest expense into US dollars. The favorable impact resulting from lower interest rates, for the comparable twelve month periods ending September 30, 2010 and 2009, has been more than offset by the decrease in the Company’s trailing twelve month Consolidated Cash Flow over the same period, resulting in narrowing of the cushion between the minimum covenant measure and the actual ratio. As of September 30, 2010, the Company’s Fixed Charge Coverage Ratio was less than 2:1. As a result the Company’s ability to borrow money was limited to its available debt baskets, including among others a $220 million credit facility basket, a $25 million general basket, and a $15 million capital lease basket.
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
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended September 30, 2010 and 2009 as follows:

(unaudited)	Twelve Months Ended September 30,
(dollars in thousands)	2010	2009

Net loss of Pregis Holding II Corporation	$(31,031)	$(37,613)
Interest expense, net of interest income	49,634	39,315
Income tax (benefit) expense	(10,609)	(3,881)
Depreciation and amortization	43,705	46,992

EBITDA	51,699	44,813

Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	118	2,370
Non-cash stock based compensation expense	1,681	1,344
Non-cash asset impairment charge	194	20,101
Non-cash loss on sales leaseback and other	1,837	—
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severance and related expenses	5,751	13,251
Other unusual or nonrecurring gains or losses	11,418	2,524
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	2,508	2,040

Pro forma adjusted EBITDA of acquired business (4)	1,410	—

Adjusted EBITDA (“Consolidated Cash Flow”)	$76,616	$86,443

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, (c) a non-cash goodwill impairment charge of $19.1 million recognized in 2008 and a trademark impairment charge of $1.0 million pursuant to the Company’s 2008 annual impairment tests, respectively and (d) other non-cash charges that will not result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities and (c) other unusual and nonrecurring charges.

(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.

(4)	Our indentures also permit adjustments to net income on a pro forma basis which allow for the inclusion of earnings for acquired businesses as if the acquisition had occurred on the first day of the four-quarter measurement period. In the nine months ended September 30, 2010, we have adjusted for approximately $1.4 million relating to pre-acquisition earnings relating to the acquisition of

IntelliPack. There can be no assurance that we will be able to achieve comparable earnings in the future.
     Foreign Lines of Credit. From time to time, certain of our foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for the issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of September 30, 2010, outstanding trade letters of credit and guarantees totaled $8.1 million. Availability under these lines of credit totaled $7.5 million of which $4.5 million amounts were available to be drawn in cash.
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
     At interim periods, the Company assesses if potential indicators of impairment exists. Among the factors the Company considers as potential indicators of interim impairment are significant adverse changes in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, recent operating losses at the reporting unit level, downward revisions to forecasts, restructuring actions or plans, and industry trends. The Company did not identify any interim indicators of impairment as of September 30, 2010.
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
Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PREGIS HOLDING II CORPORATION
Date: November 15, 2010	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)