Form 10-K
period 2010-12-31
Pregis Holding II CORP
filed 2011-03-25
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______ TO _______
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Small reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
     The registrant has no common stock, voting or non-voting, held by non-affiliates.
     There is no public market for the Company’s common stock. There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of December 31, 2010 and as of March 24, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain exhibits to the registrant’s registration statement on Form S-4, as amended, filed in 2006 and 2007, and other reports filed by the registrant with the SEC, are incorporated by reference into Item 15 of this report.

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
The Company
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We have two reportable segments:
•	Protective Packaging, which manufactures, markets, sells and distributes protective packaging products in North America and Europe; and

•	Specialty Packaging, which focuses on the development, production and marketing of innovative packaging solutions for food, medical, and other specialty packaging applications, primarily in Europe.
     Additional quantitative disclosures with respect to our reportable segments is presented in Note 18 to the audited financial statements included within this report, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Report and incorporated herein by reference.
Competitive Strengths
     We believe we are distinguished by the following competitive strengths:
•	Leading Positions in Fragmented Markets. As one of the leading providers of protective packaging products as well as a leading competitor in our target markets in European specialty packaging solutions, we benefit from our broad product offering, scale, expertise in innovation, long standing customer relationships and diverse end-markets. Our specialty packaging businesses focus on non-commodity, specialized niche market segments with deep, collaborative customer relationships, high service expectations and exacting product requirements.

•	Broad Product Offering Combined with Customer-Focused Service. We believe we offer one of the broadest product lines in the packaging industry. Many of our customers tend to purchase multiple packaging products from manufacturers and our ability to bundle products reduces customer cost and simplifies procurement requirements. We also offer highly customized, value-added packaging solutions to attractive markets. Examples of these tailored solutions include customized shapes, customized laminates and other design services. In addition to our broad product line and customized solutions, we provide our customers with levels of quality, lead times, logistics and design services that we believe are among the most competitive in the packaging industry.

•	Advanced, Low-Cost Manufacturing. We benefit from a number of competitive advantages that help us compete effectively in our markets. For example:
○	Manufacturing technologies and capabilities for our products depend on advanced technological know-how. Our advanced manufacturing capabilities allow us to produce unique and compelling products to meet our customers’ needs. For example, our ability to manufacture co-extruded cushioning packaging, polypropylene and polyethylene sheet foam, extruded plank and paper-based products is a significant advantage relative to our competitors, who generally have more limited product offerings. We also believe we are the sole producer of low density polypropylene sheet foam products and one of only two producers of co-extruded bubble cushioning products.
○	We continue to make significant investments in our manufacturing facilities, enabling us to produce higher-value added products, further broaden our product offering and improve profitability. Since the beginning of 2006, Pregis has invested over $150 million in capital expenditures in order to launch new products, restructure our operations, implement advanced manufacturing techniques and make other process improvements. We believe that our facilities are well-capitalized in comparison to many of our competitors.

○	Many of the products in our industry are lightweight with an estimated cost-effective shipping radius in the industry of approximately 200 to 400 miles. In addition, many of our customers seek broad geographic coverage and timely, often overnight, deliveries. Our expansive manufacturing and distribution network, which included a network of 46 facilities in 18 countries as of December 31, 2010, allows us to provide our customers with the geographic scale and service levels required to meet their needs. For example, we are the only manufacturer of kraft honeycomb products that can offer a national presence throughout the United States and much of Western Europe.

○	Our ability to procure lower cost raw materials due to our scale, coupled with our efficient manufacturing assets, enables us to maintain a cost structure which we believe to be lower than that of many of our competitors, which helps drive revenue growth and improve profitability.
•	Significant Diversification. Our business is well balanced with a diversified range of product offerings, geographical markets, end-markets and customers. We believe we offer one of the broadest product lines in the packaging industry. Geographically, we primarily serve markets in North America, Europe and, to a lesser extent, other regions of the world. We also benefit from serving a diverse set of end-markets and a diverse customer base, with our largest customer representing approximately 2% of sales in 2010. We believe this diversity helps reduce overall business risk, enhances our revenue stability and provides us with opportunities for growth resulting from changing customer needs and market trends.

•	Track Record of Customization and Innovation. Our focus on customized solutions is a key factor in our ability to grow by satisfying our customers’ changing needs. Examples of customization include surgical and procedure kits tailored to the needs of a hospital or an individual physician; custom print, decoration and barrier properties in flexible films; custom thermoformed container shapes and closure designs for the foodservice market; and die-cut and application-specific customized products for Protective Packaging’s Hexacomb® product line. The ability to innovate is a key factor in our ability to expand our product lines and meet shifts in market demand. For example, the Protective Packaging segment recently introduced a new family of “green” products to address the growing need for sustainable packaging alternatives. These products include Astro-Bubble® Green, the first air cushioning bubble product made with recycled content. Also included in our sustainable product portfolio are Astro-Bubble® Renew, Absolute EZ-Seam Renew™ (recycled content floor underlayment), Hefty Express® mailers and Jiffy™ Green bubble rolls and mailer products. In addition, we believe our Protective Packaging business is one of only two manufacturers of extruded engineered foam in both North America and Europe and the only producer of polypropylene sheet foam in North America. We believe that our customized and innovative products provide additional value to our customers.

•	Experienced Management Team and Strong Equity Sponsorship. Our senior managers have extensive commercial, manufacturing and finance backgrounds. Our management team has demonstrated its ability to improve our competitive position by successfully developing and executing our global business strategy. Our management team has led the implementation of lean and other productivity programs and significant cost savings initiatives, as well as internal and acquisitive expansion efforts, which position us for future growth and margin expansion. We also benefit from our equity sponsor’s relationships, knowledge of the packaging, specialty chemicals and consumer products industries, and significant investment experience.
Business Strategy
     We are pursuing a business strategy developed to increase revenue and cash flow. The key components of this strategy are:
•	Capitalize on Our Market Position to Grow Sales. We are continuing to use our broad product offering, expansive geographic coverage, advanced manufacturing technologies and leading service levels to drive our growth. We also plan to continue to pursue initiatives that further broaden our product lines in the packaging industry. Our diversity of end-markets and customers, as well as our knowledge of trends and customer preferences, help us identify new business and product opportunities. Our product development teams continue to seek to enhance and expand the use of existing products as well as work collaboratively with our customers to design new products. We are also continuing to focus our efforts on the development of products that can provide immediate value to our customers and meet their performance requirements and quality expectations.

•	Continue Customer-Focused Service. We have successfully differentiated ourselves through a reputation for customer-focused, high quality service. We intend to further enhance our service levels by using our strong relationships with customers and end-users to gain industry and consumer insight into emerging trends and customer preferences. We implement our customer-focused strategy through a regional sales and distribution infrastructure, tailored to fit the needs of our customers and end-markets. The key elements of this strategy require us to develop and maintain long-standing relationships and partnerships with our customers. We have an average relationship of 20 years with our top 10 customers. We intend to continue to use this strategy to capture increased value for our products and services.

•	Maintain Technological Know-How and Low-Cost Manufacturing Position. We have made substantial investments to develop advanced packaging manufacturing technologies, and as a result we have a significant portfolio of industry-leading products and technologies. We continue to invest in advanced manufacturing capabilities and low-cost facilities in order to enable us to produce higher value-added products, further broaden our product offering and improve profitability.

•	Continue to Use Our International Platform. We intend to continue to share products, technologies, manufacturing processes and best practices, and research and development resources across our protective packaging operations in North America and Europe. In addition, we are using this international platform to introduce new products and technologies more efficiently, obtain information on distribution channels and end-markets, and re-deploy manufacturing assets and sales personnel as needed to capitalize on emerging trends in the markets we serve.
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
     Foam-in-place. Foam-in-place polyurethane is molded real-time by mixing two liquid chemicals contained in a thin, low density polyethylene bag. The mixture expends rapidly around the product being protected, creating a custom protective shell. This form of packaging is ideal for larger, heavier and irregularly shaped objects that are lower volume and require a high degree of packaging protection.
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
     Medical Supplies and Packaging
     Operating drapes. Operating drapes include a complete range of disposable operating drapes such as back table covers, small drapes, universal patient drapes, customized drape systems and drapes that are specific to particular operations. Products are sold under the Secu-Drape™ brand as well as under private label brands.
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
Customers
     For the year ended December 31, 2010, on a corporate-wide basis, our top ten customers accounted for approximately 12% of our net sales, with no single customer accounting for more than 2%.
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
Research and Development
     Our product development efforts are an important part of our commitment to customer-focused service and innovative products and technology. Our research and development personnel work closely with customers to enhance existing products and develop new products, as well as to gain insights into emerging trends and customer preferences. We aim to launch a number of new products and applications each year. Our development efforts are focused on new and existing product development, design and enhancement, manufacturing process optimization and material development, all of which reinforce our strong customer relationships and provide support to our sales and marketing teams. For the years ended December 31, 2010, 2009, and 2008, we spent $6.9 million, $5.4 million, and $5.8 million, respectively, on our research and development efforts.
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
Backlog
     We did not have a significant manufacturing backlog at December 31, 2010 or 2009. We do not have material long-term contracts with our customers, and the significant majority of our sales orders are filled within a month of receipt. While our backlog is not significantly impacted by any seasonal factors, it is subject to fluctuation given the size and timing of outstanding orders at any point in time. Therefore, our backlog level is not necessarily indicative of the level of future sales.
Competition
     The markets in which we operate are highly competitive on the basis of service, product quality and performance, product innovation and price. There are other companies producing competing products that are substantially larger, are well established and have greater financial resources than we have.
     Our protective packaging products compete with similar products made by other manufacturers and with a number of other packaging products that provide protection against damage to customers’ products during shipment and storage. Through our Protective Packaging segment, we are one of the few suppliers with a broad offering of protective packaging products and a presence in both North America and Europe. The majority of competing producers focus on a specific geography or a narrow product range. For example, our ability to manufacture co-extruded cushioning packaging, polypropylene and polyethylene sheet foam, extruded plank and paper-based products is a significant competitive advantage. Additionally, we are the sole producer of low density polypropylene sheet foam products and the only manufacturer of kraft honeycomb products with a national presence in North America. With a strategic footprint of 23 manufacturing facilities in North America and 14 in Europe as of December 31, 2010, the Protective Packaging segment benefits significantly from an estimated cost-effective shipping radius in the industry of approximately 200 to 400 miles. Our primary competitor in protective packaging is Sealed Air, while we also selectively compete with companies such as Poly Air, FP International and Storopack in North America and Fagerdala, Sansetsu and BFI in Europe.
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
Employees
     As of December 31, 2010, we had approximately 4,000 total employees worldwide. Our Protective Packaging segment employed approximately 2,390 employees, the majority of which are non-union. There are six collective bargaining agreements in the United States, covering less than 200 employees. Our Specialty Packaging segment employed approximately 1,610 people, substantially all of whom are unionized or otherwise covered by company works councils. In the last three years, we have had no material work stoppages or strikes. We believe our employee relations are good.
Intellectual Property
     We have selectively pursued protection afforded by patents and trademarks whenever deemed critical. Our businesses also rely upon unregistered trademarks and copyrights, proprietary know-how and trade secrets. We do not believe, however, that any individual item of our intellectual property portfolio is material to our current business.
     The major trademarks of the protective packaging businesses are registered in the geographies where they operate. Selected trademarks include Astro-Foam™, Astro-Cell®, Astro-Bubble®, Air Kraft®, Furniture GUARD®, IntelliPack® Hexacomb®, Jiffy™, Microfoam®, Nopaplank™, Polylam™ and Polyplank®.
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
     You should carefully consider the risk factors set forth below as well as the other information contained in this report, including our consolidated financial statements and related notes. Any of the following risks could materially adversely affect our business, financial condition or results of operations. The risks described below are not the only risks facing us or that may materially adversely affect our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business. Information contained in this section may be considered “forward-looking statements.” See “Cautionary Note Regarding Forward-Looking Statements” for a discussion of certain qualifications regarding such statements.
Risks Related to Our Business
Our financial performance is dependent on the cost of plastic resin, the continued availability of resin, and energy costs.
     The primary raw materials we use in the manufacture of some of our products are various plastic resins, primarily polyethylene, which represented approximately 57% of our 2010 material costs. In addition, approximately 77% of our 2010 net sales were from products made with plastic resins. Our financial performance therefore is dependent to a substantial extent on the plastic resin market.
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

     Additionally, we may be subject to significant increases in resin costs that may materially impact our financial condition. Resin costs have fluctuated significantly in recent years and may continue to fluctuate as a result of changes in natural gas and crude oil prices. For the year ended December 31, 2010, average resin costs increased approximately 27% in North America and 39% in Europe, compared to the prior year period, as measured by the Chemical Market Associates, Inc. (“CMAI”) index and PLATTS’s index, their respective market indices, and these increases in resin and other key raw material costs reduced our 2010 gross margin 480 basis points. The instability in the world markets for petroleum and in North America for natural gas could quickly affect the prices and general availability of raw materials, which could have a materially adverse impact to us. Due to the uncertain extent and rapid nature of cost increases, we cannot reasonably estimate our ability to successfully recover any cost increases. To the extent that cost increases cannot be passed on to our customers, or the duration of time lags associated with a pass-through becomes significant, such increases may have a material adverse effect on our profitability.
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
Our ability to make payments on, or repay or refinance, our debt, including the notes, and to fund planned capital expenditures and meet our other liquidity requirements, will depend largely upon our future operating performance. Our future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in our ABL credit facility (described in detail in the liquidity and capital resource section in Item 7 “Management Discussion and Analysis of Financial Conditions and Results of Operations”) and the indenture governing the notes and our other debt agreements, including other agreements we may enter into in the future. In particular, we may be required to maintain certain financial ratios under the terms of credit agreements we enter into. There can be no assurance that our business will generate sufficient cash flow from operations, that existing cash balances will be sufficient, or that future borrowings will be available under Pregis’s ABL credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs.
     We cannot assure you that we will be able to refinance any of our debt, including our outstanding notes and our ABL credit facility, on commercially reasonable terms or at all. In particular, our senior secured notes (of which euro 225,000,000 are outstanding) are due on April 15, 2013 and our senior subordinated notes (of which $150,000,000 are outstanding) are due October 15, 2013. If we were unable to refinance our debt or obtain new financing prior to the maturity of our debt, we would have to consider other options, such as sales of assets, sales of equity, and/or negotiations with our lenders to restructure the applicable debt. We cannot guarantee you that we would be able to consummate asset sales on terms and conditions satisfactory to us or at all. Market conditions may make it difficult, or impossible, to raise new debt or equity financing, and our equity holders may not approve the issuance of additional equity securities which would dilute their interest. We may also not be able to successfully restructure our debt. In addition, our ABL credit facility and the indenture governing the notes may restrict, or market or business conditions may limit, our ability to take some of these actions.
     In addition, we cannot assure you that we will generate or have access to sufficient cash flow to enable us to fund our liquidity needs, including capital expenditures and operating expenses. Our cash flows could be substantially and materially affected by increases in the cost of resin, which comprises a large percentage of our costs. Resin costs could increase significantly over a short period of time without a corresponding increase in our prices and revenue. To the extent we experience difficulties generating adequate liquidity, we may not have access to new debt or equity financing, on terms acceptable to us or at all, and our existing credit facilities may not be adequate to meet our needs.
     Other risks that could materially adversely affect our ability to meet our debt service obligations, refinance our outstanding indebtedness and satisfy our other liquidity requirements include, but are not limited to, risks related to our ability to obtain attractive working capital terms from our key suppliers, risks related to our ability to protect our intellectual property, rising interest rates, declines in the overall U.S. and European economies, weakening in our end-markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers.

Our ability to effectively manage our business could be significantly disrupted if members of our management team were to leave.
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
     On February 23, 2011, we announced that Glenn M. Fisher was appointed as our new Chief Executive Officer. Mr. Fischer, who has served on Pregis’ Board of Directors since 2005, is an Operating Partner with AEA Investors and the former Chief Operating Officer of Airgas, Inc. Mr. Fisher replaced Michael T. McDonnell, who had served as our Chief Executive Officer from October 2006 through February 2011.
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
     We have made significant capital expenditures in our businesses in recent years to improve productivity, quality and service. We spent approximately $31.0 million, $25.0 million, and $30.9 million in capital expenditures in fiscal years 2010, 2009 and 2008. As we grow our businesses, we may have to incur significant additional capital expenditures. We cannot assure you that we will have, or be able to obtain, adequate funds to make all necessary capital expenditures when required, or that the amount of future capital expenditures will not be materially in excess of our anticipated or current expenditures. If we are unable to make necessary capital expenditures, our product offerings may become dated, our productivity may decrease and the quality of our products may be adversely affected, which, in turn, could reduce our sales and profitability. In addition, even if we are able to invest sufficient resources, these investments may not generate net sales that exceed our expenses, generate any net sales at all or result in any commercially acceptable products.
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
     Our business, financial condition and results of operations could be materially adversely affected by difficult conditions and extreme volatility in the capital, credit and commodities markets and in the global economy. These factors, combined with rising energy prices, declining business and consumer confidence and increased unemployment, precipitated an economic slowdown in the United States and globally during 2009 and 2010. The difficult conditions in these markets and the overall U.S. and global economy affect us in a number of ways. For example:
•	Although we believe we have sufficient liquidity through existing cash and equivalents and under our ABL credit facility to run our business, under extreme market conditions there can be no assurance that such funds would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•	Market conditions could cause the counterparties to the derivative financial instruments we use to hedge our exposure to interest rate fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful and, furthermore, our ability to engage in additional hedging activities may decrease or become even more costly as a result of these conditions.

•	Recent market volatility could make it difficult for us to raise capital in the public markets, if we needed to do so.

•	As of December 2010 our Moody’s rating on our senior secured floating rate notes was B3, senior subordinated notes was Caa2, and revolving credit facility was Ba3. Our S&P ratings as of December 2010 on our secured floating rate notes was B-, senior subordinated notes was CCC+, and revolving credit facility was BB-. If our credit ratings are downgraded, there could be a negative impact on our ability to access capital markets and borrowing costs would increase.

•	Market conditions could result in our significant customers experiencing financial difficulties. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us.

•	The economic slowdown decreased demand for our products, resulting in decreased sales volume. These volume decreases reduced our revenues and impacted earnings. There can be no assurance that our sales volumes will increase or stabilize in the future.

     The turmoil in the global economy may also impact our business, financial condition and results of operations in ways we cannot currently predict. We do not know if market conditions or the state of the overall U.S. or global economy will improve in the near future.
Our business is subject to risks associated with manufacturing processes.
     As of December 31, 2010, our Protective Packaging segment operated 23 manufacturing facilities in North America and 14 in Europe and our Specialty Packaging segment operated 9 manufacturing facilities in Germany, Bulgaria, the United Kingdom and Egypt. We produce substantially all of our products in these facilities, including medical supplies and foodservice products, which require special care to avoid contamination during manufacturing. Unexpected failures of our equipment and machinery, as well as contamination in the clean rooms used to manufacture our hospital supplies and foodservice products, may result in production delays, revenue loss, third party lawsuits and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows.
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
        In addition, any acquisitions or divestitures would be affected by restrictions and limitations, captured in the documents governing our indentures, including the indentures governing our outstanding notes.

A small number of stockholders own all of our common stock and control all major corporate decisions, and their interests as equity holders may conflict with the interests of our noteholders.
     AEA Investors controls substantially all of our common stock and has the power to control our affairs and policies. AEA Investors also controls the election of our directors, the appointment of our management and the entering into of business combinations or dispositions and other extraordinary transactions. The directors so elected have the authority, subject to the terms of our indentures and our ABL credit facility, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions with respect to our company. In addition, Glenn Fischer, an operating partner of AEA Investors, is currently serving as our chief executive officer.
     The interests of AEA Investors could conflict with the interests of our noteholders. For example, the interests of AEA Investors, as equity holders, might conflict with the interests of our noteholders, particularly if we encounter financial difficulties or are unable to pay our debts as they come due. Moreover, affiliates of AEA Investors may also have an interest in pursuing acquisitions, divestitures, financings and other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders or not be in the interests of our noteholders.
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
     Concerns about greenhouse gas emissions on climate change and the resulting governmental and market response to these concerns could increase costs that we incur and could otherwise affect our consolidated financial position and results of operations.
     Numerous legislative and regulatory initiatives have been enacted and proposed in response to concerns about the impact of the emission of carbon dioxide and other greenhouse gases on climate change. We use petroleum-based raw materials to manufacture many of our products, including plastic packaging materials. Increased environmental legislation or regulation of the petroleum industry could result in higher costs for us in the form of higher raw material and freight and energy costs. We could also incur additional compliance costs for monitoring and reporting emissions and for maintaining permits.

Our international operations expose us to risks related to conducting business in multiple jurisdictions outside the United States.
     The international scope of our operations may lead to volatile financial results and difficulties in managing our business. We generated approximately 63% of our sales outside the United States for the year ended December 31, 2010; and we may expand our international operations in the future. International sales and operations are subject to a number of risks, including:
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
     We believe that our future success will continue to depend, in part, upon our ability to make innovations in our existing products and to develop, manufacture and market new products. This will depend, in part, on the success of our research and development and engineering efforts, our ability to expand or modify our manufacturing capacity and the extent to which we convince customers and consumers to accept our new products. Historically, our ability to innovate has been a key factor in our ability to expand our product line and grow our revenue base. For example, the Protective Packaging segment recently introduced a new family of “green” products to address the growing need for sustainable packaging alternatives. These products include Astro-Bubble®, the first introduction of recycled-content bubble. Also included in our sustainable product portfolio are Astro-Bubble® Renew, Absolute EZ-Seam Renew™ (recycled content floor underlayment), Hefty Express® mailers and Jiffy™ Green bubble rolls and mailer products. If we fail to successfully introduce, market and manufacture new products or product innovations and differentiate our products from those of our competitors, our ability to maintain or expand our sales and to maintain or enhance our industry position could be adversely affected, which in turn could materially adversely affect our business, financial condition or results of operations.
We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.
     In accordance with Section 404 of the Sarbanes-Oxley Act, we are currently required to evaluate our internal controls systems in order to allow management to report on our internal control over financial reporting. As a result of this evaluation, we may from time to time identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board (“PCAOB”) rules and regulations that remain unremediated. As a publicly reporting company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal control over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies in internal control over financial reporting that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
     If we do not appropriately evaluate our internal controls, or if we find material weaknesses in our internal controls that are not adequately remediated, we may become subject to adverse regulatory consequences or a loss of confidence in the reliability of our financial statements. We could also suffer a loss of confidence in the reliability of our financial statements if we do not develop and maintain effective controls and procedures or if we are otherwise unable to deliver timely and reliable financial information. Any loss of confidence in the reliability of our financial statements or other negative reaction to our failure to maintain adequate internal controls could affect our access to the capital markets. In addition, if we fail to remedy any material weakness, our financial statements may be inaccurate and we may face restricted access to the capital markets.
     Under current SEC rules, we are not required to obtain or include an attestation report of our independent registered public accounting firm with respect to management’s report on our internal controls. However, if in the future we are required to include such an attestation report, we could lose investor confidence in the accuracy and completeness of our financial reports if our auditors were unable to provide a required report or if the report identified weaknesses in our internal controls which we did not adequately remedy.
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the instruments governing our indebtedness.
     We have a significant amount of indebtedness. As of December 31, 2010, we had total indebtedness of $489.3 million and $6.4 million in letters of credit outstanding.
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
     At December 31, 2010, we had $336.4 million of variable rate debt. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. We expect our 2011 cash interest expense to be approximately $37.4 million, calculated based on the interest rates and foreign currency exchange rates in effect at December 31, 2010. As of December 31, 2010, each one point increase or decrease in the applicable variable interest rates on Pregis’s then-existing senior secured credit facilities and Pregis’s senior secured floating rate notes would correspondingly change our 2011 interest expense by approximately $3.6 million (based on rates in effect at December 31, 2010). While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.
The agreements governing our debt, including the notes and our ABL credit facility, contain various covenants that impose restrictions on us that may affect our ability to operate our business.
     Our existing agreements impose and future financing agreements are likely to impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios and limit or prohibit our ability to, among other things:
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
     Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, and interest on our debt, or if we other wise fail to comply with any of the covenants in our existing or future financing agreements, we could be in default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing the debt, terminate other commitments to make loans, or prohibit the incurrence of additional indebtedness. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, secured lenders could initiate foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if for any reason we are unable to comply with these agreements, or that we will be able to refinance our debt on terms acceptable to us, or at all.
Not all of our subsidiaries guarantee our notes, and the assets of our non-guarantor subsidiaries may not be available to make payments on our notes.
          The guarantors of our notes do not include all of our subsidiaries. In particular, our foreign subsidiaries and all of our future unrestricted subsidiaries do not guarantee the notes. Payments on the notes are only required to be made by us and the subsidiary guarantors. As a result, no payments are required to be made from assets of subsidiaries that do not guarantee the notes, unless those assets are transferred by dividend or otherwise to us or a subsidiary guarantor. In 2010, our non-guarantor subsidiaries had sales of $548.9 million, or 63.9% of our combined 2010 sales, and a loss from continuing operations before income taxes of $(20.2) million. Similarly, at December 31, 2010, our non-guarantor subsidiaries had total assets of $423.1 million, or 59.7% of our total combined assets.
          In the event that any non-guarantor subsidiary becomes insolvent, liquidates, reorganizes, dissolves or otherwise winds up, holders of its debt and its trade creditors generally will be entitled to payment on their claims from the assets of that subsidiary before any of those assets are made available to us. Consequently, claims in respect of our notes will be structurally subordinated to all of the liabilities of our non-guarantor subsidiaries, including trade payables. As of December 31, 2010, our non-guarantor subsidiaries had $73.5 million of trade payables and $3.9 million in short-term debt.
Our outstanding notes and the guarantees may not be enforceable because of fraudulent conveyance laws.
          Our obligations under our outstanding notes and the guarantors’ guarantees of our notes may be subject to review under federal bankruptcy law or relevant state fraudulent conveyance laws if a bankruptcy lawsuit is commenced by or on behalf of our or the guarantors’ unpaid creditors. Under these laws, if in such a lawsuit a court were to find that, at the time we or a guarantor incurred debt, including debt represented by the guarantee, we or such guarantor:
•	incurred this debt with the intent of hindering, delaying or defrauding current or future creditors; or
•	received less than reasonably equivalent value or fair consideration for incurring this debt and we or the guarantor
•	was insolvent or was rendered insolvent by reason of the related financing transactions;
•	was engaged, or about to engage, in a business or transaction for which its remaining assets constituted unreasonably small capital to carry on its business; or
•	intended to incur, or believed that it would incur, debts beyond its ability to pay these debts as they mature, as all of the foregoing terms are defined in or interpreted under the relevant fraudulent transfer or conveyance statutes;
then the court could void the notes or the guarantee or subordinate the amounts owing under the notes or the guarantee to our or the guarantor’s presently existing or future debt or take other actions detrimental to you.
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
          If the notes or a guarantee is voided as a fraudulent conveyance or found to be unenforceable for any other reason, noteholders will not have a claim against the relevant obligor and will only be our creditor or that of any guarantor whose obligation was not set aside or found to be unenforceable. In addition, the loss of a guarantee will constitute a default under the indenture governing the notes, which default would cause all outstanding notes to become immediately due and payable.
We may not have the ability to raise the funds necessary to finance the change of control offer required by the indenture governing our outstanding notes.
     Upon the occurrence of certain kinds of change of control events, we will be required to offer to repurchase all of our outstanding notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of repurchase, unless all the notes have been previously called for redemption. Holders of debt securities that we may issue in the future may also have this right. Our failure to purchase tendered notes would constitute an event of default under the indenture governing the notes, which in turn, would constitute a default under our other outstanding indebtedness. In addition, the occurrence of a change of control would also constitute an event of default under our other outstanding indebtedness. A default under our other outstanding indebtedness would result in a default under the indenture if the lenders accelerate the debt under such other indebtedness.
     Therefore, it is possible that we would not have sufficient funds at the time of the change of control to make the required purchase of the notes. Moreover, indebtedness we incur may restrict our ability to repurchase the notes, including following a change of control event. As a result, following a change of control event, we would not be able to repurchase notes unless we first repay all indebtedness outstanding under any of our other indebtedness that contains similar provisions, or obtain a waiver from the holders of such indebtedness to permit us to repurchase the notes. We may be unable to repay all of that indebtedness or obtain a waiver of that type. Any requirement to offer to repurchase outstanding notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all. These repurchase requirements may also delay or make it more difficult for others to obtain control of us.
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
     We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under Item 1, “Business,” Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:
•	risks associated with our substantial indebtedness and debt service;
•	increases in prices and availability of resin and other raw materials and our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our products;
•	our ability to retain management;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;
•	our ability to meet future capital requirements;
•	general economic or business conditions, including the possibility of a recession in the U.S. and a worldwide economic slowdown, as well as recent disruptions to the credit and financial markets in the U.S. and worldwide;
•	risks related to our acquisition or divestiture strategy;
•	our ability to protect our intellectual property rights;
•	changes in governmental laws and regulations, including environmental laws and regulations;
•	changes in foreign currency exchange rates; and
•	other risks and uncertainties, including those listed under Item 1A, “Risk Factors.”
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     Our international corporate headquarters is located in Deerfield, Illinois in a leased facility. We position our manufacturing locations and warehouses in order to optimize access to our customers and distributors. Our Protective Packaging segment operates 23 manufacturing facilities in North America (United States, Canada and Mexico) and 14 in Europe. We have broad reach within Europe, through key facilities located in Belgium, Germany, the Netherlands, Italy, England, Poland and the Czech Republic. We own approximately 30% of our Protective Packaging facilities, while the rest are leased. Our Specialty Packaging segment produces flexible packaging products at two manufacturing facilities in Germany and one in Egypt, each of which are owned, while its rigid packaging products are produced in three leased facilities within the United Kingdom (one each in England, Scotland and Wales). Its medical supply products are manufactured at owned facilities in Germany and Bulgaria. We also lease other warehouse and administrative space at other locations. We believe the plants, warehouses, and other properties owned or leased by us are well maintained and in good operating condition.
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
     The registrant has not paid any cash dividends in the past. We anticipate that any earnings will be retained for development of our business and we do not anticipate paying any cash dividends in the foreseeable future. Pregis’s ABL credit facility, senior subordinated notes and senior secured notes all restrict our ability to issue cash dividends. Any future dividends declared would be at the discretion of our board of directors and would depend on our financial condition, results of operations, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATA
     The historical financial information as of December 31, 2010, 2009, 2008, 2007, and 2006, has been derived from the audited consolidated financial statements of Pregis Holding II following the Acquisition. You should read this data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Statement of Operations:

Net Sales	$873,206	$801,224	$1,019,364	$979,399	$925,499

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	684,498	609,515	798,690	740,235	713,550
Selling, general and administrative	130,057	117,048	127,800	137,180	125,944
Depreciation and amortization	46,454	44,783	52,344	55,799	53,179
Goodwill impairment	—	—	19,057	—	—
Other operating expense, net	9,442	14,980	8,146	190	234

Total operating costs and expenses	870,451	786,326	1,006,037	933,404	892,907

Operating income	2,755	14,898	13,327	45,995	32,592
Interest expense	48,364	42,604	49,069	46,730	42,535
Interest income	(254)	(394)	(875)	(1,325)	(246)
Foreign exchange loss (gain), net	642	(6,303)	14,728	(2,339)	(6,139)

Income (loss) before income taxes	(45,997)	(21,009)	(49,595)	2,929	(3,558)
Income tax expense (benefit)	(8,925)	(2,999)	(1,865)	7,708	4,842

Net loss	$(37,072)	$(18,010)	$(47,730)	$(4,779)	$(8,400)

Other Data:
Capital expenditures	$31,033	$25,045	$30,882	$34,626	$28,063

	2010	2009	2008	2007	2006
Balance Sheet Data (at end of years):
Cash and cash equivalents	$47,845	$80,435	$41,179	$34,989	$45,667
Working capital (1)	46,592	103,828	106,346	129,370	121,851
Property, plant and equipment, net	198,260	226,882	245,124	277,398	270,646
Total assets	708,698	730,547	736,376	855,319	797,032
Total debt (2)	489,271	502,834	465,616	477,724	455,317
Total stockholder’s / owner’s equity	26,531	58,792	90,101	153,657	144,260

(1)	Working capital is defined as current assets, excluding cash, less current liabilities.

(2)	Total debt includes short-term and long-term debt.
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
     We have two reportable segments:
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

EXECUTIVE OVERVIEW
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We currently operate 46 facilities in 18 countries, with approximately 4,000 employees world-wide. We sell our products to a wide array of customers, including retailers, distributors, packer processors, hospitals, fabricators and directly to the end-users. Approximately 63% of our 2010 net sales were generated outside of the U.S. As a result, we are sensitive to fluctuations in foreign currency exchange rates, primarily between the U.S. dollar and the euro and between the U.S. dollar and pound sterling.
     Our net sales for full year ended December 31, 2010 increased 9.0% over the comparable period of 2009. The increase was driven primarily by increased volumes due to the Company’s growth initiatives as well as the impact of economic recovery, sales associated with the IntelliPack acquisition, along with the impact of selling price increases implemented in 2010. This was partially offset by unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation and the IntelliPack acquisition, net sales for the year ended December 31, 2010 increased 9.8% compared to the same period in 2009.
     Our 2010 gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales decreased to 21.6% compared to 23.9% for 2009. This decline was driven primarily by increased key raw material costs partially offset by year-over-year selling price increases.
     The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. In 2010, average resin costs increased 27% in North America and 39% in Europe, as measured by the CMAI index and ICIS index, their respective market indices, as compared to 2009. These increases in resin and other key raw material costs reduced the Company’s gross margin as a percent of sales by almost 500 basis points.
     In the first quarter of 2009, we implemented restructuring initiatives to further reduce our cost structure by optimizing our organizational structure and our operating processes. Although our major restructuring initiatives are now complete as of 2010, we expect modest restructuring to continue into the first quarter of 2011. In 2010, we incurred additional restructuring charges focused primarily in our European protective packaging and specialty businesses. During 2010 we realized year-over-year cost savings of approximately $14.1 million relating to our 2009 and 2010 cost reduction initiatives.
RESULTS OF OPERATIONS
Net Sales

					Change Attributable to the
					Following Factors
	Year ended December 31,				Price /						Currency
	2010	2009	$ Change	% Change	Mix		Volume		Acquisitions		Translation
2010 versus 2009	$873,206	$801,224	$71,982	9.0%	$4,863	0.6%	$73,730	9.2%	$17,562	2.2%	$(24,173)	(3.0)%

	2009	2008
2009 versus 2008	$801,224	$1,019,364	$(218,140)	(21.4)%	$(33,354)	(3.2)%	$(131,055)	(12.9)%	$—	0.0%	$(53,731)	(5.3)%
     Our 2010 net sales increased by 9.0% compared to 2009, driven by increased volumes due to the Company’s growth initiatives and economic recovery, sales associated with the IntelliPack acquisition, and selling price increases. This was partially offset by unfavorable foreign currency translation.

     Our 2009 net sales decreased by 21.4% compared to 2008, driven by decreased volumes resulting from the recessionary economic environment in North America and Europe, lower year-over-year selling prices resulting primarily from lower key raw material costs, and unfavorable foreign currency translation.
     A discussion of net sales by reportable segment is included in the Review of Business Segments section of this Management’s Discussion and Analysis.
Cost of sales, excluding depreciation and amortization

	2010	2009	2008
Cost of sales, excluding depreciation and amortization	$684,498	$609,515	$798,690
Gross margin %	21.6%	23.9%	21.6%
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percentage of net sales decreased by 230 basis points to 21.6% in 2010 compared to 2009. The decline was driven primarily by increased material costs partially offset by year-over-year selling price increases.
     Gross margin as a percentage of net sales increased by 230 basis points to 23.9% in 2009 compared to 2008. The improvement in our 2009 margin percentage was driven by the impact of our aggressive cost reduction initiatives, continued disciplined pricing, and the impact of lower raw material costs, partially offset by the impact of lower year-over-year selling prices.
Selling, general and administrative

	2010	2009	2008
Selling, general and administrative	$130,057	$117,048	$127,800
As a percent of net sales	14.9%	14.6%	12.5%
     Selling, general and administrative expenses (SG&A) increased by $13.0 million in 2010 compared to 2009. This increase was primarily driven by legal expenses of $5.5 million, SG&A costs related to IntelliPack of $3.0 million, increased bad debt expense, stock compensation, and acquisition related expenses. The increased legal expenses were the result of a patent dispute related to the Company’s protective packaging segment. In March 2010, there was an initial ruling which was favorable to the Company. As of December 31, 2010, there is a pending appeal regarding this legal matter which the company also believes will have a favorable outcome to the Company.
     SG&A decreased by $10.8 million, or 8.4%, in 2009 compared to 2008. Excluding the impact of favorable foreign currency translation, SG&A expenses decreased by approximately $6.6 million. These decreases were primarily driven by cost savings from our cost reduction program. As a percent of net sales, SG&A increased by 210 basis points to 14.6% driven by lower sales volumes.
Depreciation and Amortization

	2010	2009	2008
Depreciation and Amortization	$46,454	$44,783	$52,344
As a percent of net sales	5.3%	5.6%	5.1%
     Depreciation and amortization expense (D&A) increased $1.7 million, or 3.7%, in 2010 compared to 2009. This increase was primarily due to the acquisition of IntelliPack, partially offset by favorable foreign currency translation resulting from a stronger U.S. dollar in 2010 compared to the same period of 2009.

     D&A declined $7.6 million, or 14.4%, in 2009 compared to 2008. The decrease in depreciation and amortization expense is due to favorable foreign currency translation resulting from a stronger U.S. dollar in 2009 compared to the same period of 2008.
Goodwill Impairment
     We performed our annual goodwill impairment test during the fourth quarters of 2010 and 2009 and determined that there was no impairment to goodwill.
Other Operating Expense, Net

	2010	2009	2008
Severance and restructuring	$7,895	$15,207	$9,321
Loss on disposal of property, plant and equipment	1,595	—	—
Curtailment gain	—	—	(3,736)
Trademark impairment	—	194	1,297
Other, net	(48)	(421)	1,264

	$9,442	$14,980	$8,146

     Other operating expense, net includes other activity incidental to our operations, such as restructuring expenses, impairment losses, and gains or losses on sale of operating fixed assets.
     In 2010, other operating expense includes restructuring charges of $7.9 million, primarily for consulting expenses and severance charges related to management changes and headcount reductions, and a loss of $1.8 million relating to a sales leaseback transaction involving land, building and related improvements at two of its U.S. manufacturing facilities (offset by the amortization of deferred gain). See Note 15 to the consolidated financial statements for details regarding our restructuring activities. See Note 5 to the consolidated financial statements for details regarding the sale-leaseback transaction.
     In 2009, other operating expense includes restructuring charges of $15.2 million, primarily for severance charges relating to headcount reductions and consulting expenses. See Note 15 to the consolidated financial statements for details regarding our restructuring activities.
Operating Income

	2010	2009	2008
Operating income	$2,755	$14,898	$13,327
As a percent of net sales	0.3%	1.9%	1.3%
     Operating income in 2010 decreased $12.1 million compared to 2009. The decrease in operating income was primarily due to increased key raw material costs, partially offset by year-over-year selling price increases, the impact of higher sales volumes, and the acquisition of IntelliPack.
     Operating income in 2009 increased $1.6 million compared to 2008. The decrease in operating income was primarily the result of lower year-over-year sales volumes, partially offset by the Company’s aggressive cost reduction initiatives and lower raw material costs.

Interest Expense

	2010	2009	2008
Interest expense	$48,364	$42,604	$49,069
As a percent of net sales	5.5%	5.3%	4.8%
     Interest expense in 2010 increased $5.8 million compared to the same period of 2009. This increase was driven by higher debt balances and higher average interest rates, both resulting from the retirement of the Company’s term debt in the third quarter of 2009 and its replacement with new floating rate notes at a higher average interest rates. This increase was also reflective of higher amortization of discount and deferred financing fees, again resulting from the Company’s 2009 debt refinancing.
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
Foreign Exchange Loss (Gain), Net

	2010	2009	2008
Foreign exchange loss (gain), net	$642	$(6,303)	$14,728
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
Income Tax Benefit

	2010	2009	2008
Income tax benefit	$(8,925)	$(2,999)	$(1,865)
Effective tax rate	19.4%	14.3%	3.8%
     In 2010, although we generated a $46.0 million pre-tax loss for book purposes, our effective rate was decreased from a benefit at the U.S. statutory rate of 35% to a benefit of 19.4%, primarily due to the establishment of additional valuation allowances against losses in certain countries that are not more likely than not to result in future tax benefits, and foreign tax rate differentials.
     In 2009, although we generated a $21.0 million pre-tax loss for book purposes, our effective rate was increased from a benefit at the U.S. statutory rate of 35% to a benefit of 14.3%, primarily due to the establishment of additional valuation allowances against losses in certain countries that are not more likely than not to result in future tax benefits, and foreign tax rate differentials.

Net Loss
     As a result of the factors discussed previously, we generated a net loss of $37.1 million in 2010, compared to a net loss of $18.0 million in 2009, and a net loss $47.7 million in 2008.
REVIEW OF BUSINESS SEGMENTS
     Net Sales — 2010 vs. 2009
     The key factors that contributed to the increase in 2010 net sales were as follows:

					Change Attributable to the
					Following Factors
	Year ended December 31,				Price /						Currency
	2010	2009	$ Change	% Change	Mix		Volume		Acquisitions		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$559,683	$497,144	$62,539	12.6%	$2,055	0.4%	$53,522	10.8%	$17,562	3.5%	$(10,600)	(2.1)%
Specialty Packaging	313,523	304,080	9,443	3.1%	2,808	0.9%	20,208	6.6%	—	0.0%	(13,573)	(4.5)%

Total	$873,206	$801,224	$71,982	9.0%	$4,863	0.6%	$73,730	9.2%	$17,562	2.2%	$(24,173)	(3.0)%

     For the year ended December 31, 2010, net sales of our Protective Packaging segment totaled $559.7 million, representing an increase of $62.5 million, or 12.6%, compared to net sales of $497.1 million for the year ended December 31, 2009. The increase in net sales was due to increased sales volumes resulting from the impact of our growth initiatives and the acquisition of IntelliPack, partially offset by unfavorable foreign currency translation. Sales volume in the Company’s Protective Packaging segment increased by 10.8% for the year ended December 31, 2010 compared to the same period in 2009, as depicted in the table above. The volume increase was driven primarily by the impact of the Company’s growth initiatives in areas such as inflatable systems, sustainable products, and the flooring business, as well as improved economic conditions.
     Price/mix for the Company’s Protective Packaging segment increased net sales by 0.4% for the year ended December 31, 2010 compared to the same period in 2009. Price/mix was favorable year-over-year due to the impact of selling price increases implemented in 2010 in response to increased key raw material costs.
     Volume in the Company’s Specialty Packaging segment increased by 6.6% for the year ended December 31, 2010 compared to the same period of 2009. The volume increase was primarily due to the impact of the Company’s growth initiatives in our flexible packaging and thermoforming businesses.
     Price/mix for the Company’s Specialty Packaging segment increased net sales by 0.9% for the year ended December 31, 2010 compared to the same period in 2009. Price/mix was favorable year-over-year due to selling price increases implemented in our flexible packaging business in 2010 in response to increased key raw material costs.
Net Sales — 2009 vs. 2008
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

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Segment:
Protective Packaging	$47,824	$52,561	$61,166
Specialty Packaging	31,232	41,339	42,523

Total segment EBITDA	$79,056	$93,900	$103,689

     On a consolidated basis, approximately $(2.1) million and $(6.8) million of the segment EBITDA decline in 2010 and 2009 in relation to the prior years was due to the unfavorable foreign currency impact from translating our foreign operations.

Segment Income — 2010 vs. 2009
     For the year ended December 31, 2010, the Protective Packaging segment’s EBITDA totaled $47.8 million, representing a decrease of $4.7 million, or 9.0%, compared to EBITDA of $52.6 million for the year ended December 31, 2009. The decline was driven primarily by increased key raw material costs which were partially offset by increased sales volumes, impact of selling price increases implemented through 2010, and the IntelliPack acquisition.
     For the year ended December 31, 2010, the Specialty Packaging segment’s EBITDA totaled $31.2 million, representing a decrease of $10.1 million, or 24.4%, compared to EBITDA of $41.3 million for the year ended December 31, 2009. This decrease was due primarily to higher key raw material costs, increased SG&A cost to upgrade our European management team, higher bad debt expense, and unfavorable foreign currency translation, partially offset by increased volumes.
Segment Income — 2009 vs. 2008
     For the year ended December 31, 2009, the Protective Packaging segment’s EBITDA totaled $52.6 million, representing a decrease of $8.6 million, or 14.1%, compared to EBITDA of $61.2 million for the year ended December 31, 2008. The decline was driven by lower sales volumes due to the weakened U.S. and European economic environments, unfavorable year-over-year selling prices, and unfavorable foreign currency translation. This was partially offset by the results of our cost reduction efforts, which totaled approximately $33.0 million for the year ended December 31, 2009.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Flow Summary
     Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008, are summarized as follows:

	Year ended December 31,
	2010	2009	2008
	(dollars in thousands)
Cash provided by operating activities	$12,741	$25,617	$39,654
Cash used in investing activities	(47,247)	(13,429)	(28,541)
Cash provided by (used in) financing activities	4,066	26,135	(2,008)
Effect of foreign exchange rate changes	(2,150)	933	(2,915)

Increase (decrease) in cash and cash equivalents	$(32,590)	$39,256	$6,190

     Cash generated by operating activities totaled $12.7 million, $25.6 million, and $39.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Cash provided by operating activities decreased by $12.9 million in 2010 compared to 2009. This decrease was primarily driven by our decreased earnings partially offset by working capital improvements.
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
     Although accounts receivable and inventory balances increased year-over-year due to increased sales, the Company’s year-over-year days sales outstanding improved throughout 2010 due to the Company’s efforts to improve collections, year-over year days inventory on-hand was relatively flat, and year-over-year days payable outstanding improved as the Company implemented efforts throughout the year to drive cash flow. Significant increases in resin pricing could negatively affect our cash generated from operating activities in future periods.
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
     Cash used in investing activities totaled $47.2 million, $13.4 million, and $28.5 million for the years ended December 31, 2010, 2009 and 2008. This 2010 increase was primarily the result of the IntelliPack acquisition and higher capital expenditures, partially offset by proceeds from a sale-leaseback transaction in North America. On February 19 2010, Pregis acquired all of the stock of IntelliPack for an initial purchase price of $31.5 million and including certain escrowed amounts totaling $3.5 million, which was funded with cash-on-hand. Capital expenditures totaled $31.0 million in the 2010. On July 19, 2010 Pregis completed a sale-leaseback transaction involving land, building, and related improvements at two of its U.S. manufacturing facilities. Sales proceeds, net of direct costs of the transaction, totaled approximately $17.9 million.
     In 2009, cash used in investing activities totaled $13.4 million primarily for capital expenditures, which totaled $25.0 million which was partially offset by proceeds from a sale-leaseback transaction in Europe of $11.6 million. In 2008, cash used in investing activities was used primarily to fund capital expenditures of $30.9 million, offset by proceeds on minor disposals of fixed assets and insurance proceeds of $3.2 million used to replace a printing machine which had been destroyed by a fire. Additionally, in 2008 we funded final purchase price adjustments and acquisition costs of approximately $1.0 million relating to the Besin acquisition made in 2007.
     Cash provided by (used in) financing activities totaled $4.1 million, $26.1 million, and $(2.0) million for the years ended December 31, 2010, 2009 and 2008. In 2009 and 2008, the primary financing use of cash was to fund the scheduled principal payments under our debt obligations. In 2010, cash provided by financing activities included proceeds from local lines of credit totaling $3.7 million and the revolving credit facility draw of $0.5 million. In 2009, cash provided by financing activities included proceeds from the revolving credit facility draw of $42.0 million , and the issuance of the 2009 senior secured floating rate notes of $172.2 million, offset by the retirement of our Term B1 and B2 notes of $(177.0) million.

Contractual Obligations
     Our primary contractual cash obligations as of December 31, 2010 are summarized in the table below.

							2016 and
	Total	2011	2012	2013	2014	2015	beyond
Debt obligations:
Principal	$497,044	$46,219	$—	$450,825	$—	$—	$—
Interest (1)	93,880	37,366	36,567	19,947	—	—	—

Total debt obligations	590,924	83,585	36,567	470,772	—	—	—

Operating lease obligations	128,500	16,131	12,940	10,920	9,259	6,710	72,540
Capital lease obligations	427	144	283
Purchase obligations (2)	—	—	—	—	—	—	—

Total	$719,851	$99,860	$49,790	$481,692	$9,259	$6,710	$72,540

(1)	Represents estimated cash interest expense on borrowings outstanding as of December 31, 2010 without giving effect to any interest rate hedge arrangements. Interest on floating rate debt was estimated using the index rates in effect as of December 31, 2010

(2)	This table does not include information on our recurring purchases of materials for use in production, as our raw material purchase contracts typically do not require fixed or minimum quantities.
     Due to the uncertainty of the timing of settlement with taxing authorities, we are unable to make reasonably reliable estimates of the period of cash settlement of unrecognized tax benefits. Therefore, $5.7 million of unrecognized tax benefits as of December 31, 2010 has been excluded from the table above. Of this amount, $3.3 million is subject to indemnification under the Stock Purchase Agreement with Pactiv and would therefore be reimbursed if the Company is required to settle these amounts in cash. See Note 13 to the consolidated financial statements included elsewhere within this report.
     Our contractual obligations and commitments over the next several years are significant. In addition to our contractual obligations noted above, we will also require cash to make capital expenditures, pay taxes, and make contributions under the defined benefit pension plans covering certain of our European employees. We incur capital expenditures for the purpose of maintaining and replacing existing equipment and facilities, and from time to time, for facility expansion. Our capital expenditures totaled $31.0 million, $25.0 million, and $30.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and we expect our 2011 capital expenditures to total approximately $30 to $35 million. We paid taxes of $2.2 million, $4.3 million, and $1.4 million during 2010, 2009 and 2008, respectively, net of amounts repaid by Pactiv under the terms of the indemnity agreement. We contributed approximately $2.0 — $3.0 million annually to our defined benefit plans in each of the last three years and expect to contribute approximately $2.1 million during 2011, which is reduced due to the curtailment within our Netherlands pension plan. We are also paying an annual management fee of $1.5 million, plus reasonable out-of-pocket expenses, to AEA Investors LP for advisory and consulting services provided to us under the terms of a management agreement.
     Our principal source of liquidity will continue to be cash flows from operations, existing cash balances, and borrowings available to us under our $75 million ABL credit facility (which in March 2011 replaced our previous $50 million revolving credit facility which was in effect as of December 31, 2010). As of December 31, 2010, the Company had drawn $42.5 million under its then existing revolving credit facility and had $1.1 million of availability after reduction for $6.4 million in outstanding letters of credit.

     To the extent that we generate cash in excess of that needed to fund our requirements as discussed above, we presently expect that such excess cash would be used to invest in the business.
     Long-term Liquidity. We believe that cash flow generated from operations, existing cash balances, and our borrowing capacity will be adequate to meet our obligations and business requirements for the next twelve months. There can be no assurance, however, that our business will generate sufficient cash flows from operations, that anticipated operating improvements will be realized or that future borrowings will be available under Pregis’s ABL credit facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations and other liquidity requirements include, but are not limited to, risks related to increases in the cost of resin, our ability to obtain attractive working capital terms from our key suppliers, our ability to protect our intellectual property, rising interest rates, a further decline in the overall U.S. and European economies, weakening demand in our end-markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other items discussed in detail under Item 1A, “Risk Factors” may also significantly impact our liquidity.
     Senior Secured Credit Facilities. In connection with the Acquisition on October 13, 2005, Pregis entered into senior secured credit facilities which provided for a $50 million revolving credit facility and two term loans: an $88.0 million term B-1 facility and a €68.0 million term loan B-2 facility. The term loans were repaid in full in October 2009, the revolving credit facility was repaid in full in March 2011, and the senior secured credit facilities were terminated in March 2011 when we entered into our ABL credit facility.
      The revolving credit facility under our senior secured credit facilities provided for borrowings of up to $50.0 million, a portion of which could be made available to the Company’s non-U.S. subsidiary borrowers in euros and/or pounds sterling. The revolving credit facility also included a swing-line loan sub-facility and a letter of credit sub-facility. Interest on the revolving credit facility accrued at a rate equal to, at the Company’s option, (1) an alternate base rate or (2) LIBOR or EURIBOR, plus an applicable margin of 0.375% to 1.00% for base rate advances and 1.375% to 2.00% for LIBOR or EURIBOR advances, depending on the leverage ratio of the Company, as defined in the senior secured credit facilities. In addition, the Company was required to pay an annual commitment fee of 0.375% to 0.50% on the revolving credit facility depending on the leverage ratio of the Company, as well as customary letter of credit fees.
     The senior secured credit facilities also included an accordion feature which permitted us, subject to certain conditions, including the receipt of commitments from lenders, to incur up to $200.0 million (or euro equivalent thereof) of additional term loans (originally $100.0 million prior to the October 5, 2009 senior secured credit facility amendment).
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
     Pregis’s senior secured credit facilities and related hedging arrangements were guaranteed by Pregis Holding II, the direct holding parent company of Pregis, all of Pregis’s current and future domestic subsidiaries and, if no material tax consequences would result, Pregis’s future foreign subsidiaries and, subject to certain exceptions, were secured by a first priority security interest in substantially all of Pregis’s and its current and future domestic subsidiaries’ existing and future assets (subject to certain exceptions), and a first priority pledge of the capital stock of Pregis and the guarantor subsidiaries and an aggregate of 66% of the capital stock of Pregis’s first-tier foreign subsidiary.
     Pregis’s senior secured credit facilities require that it comply on a quarterly basis with a First Lien Leverage Ratio test. In connection with the October 5, 2009 amendment to our senior secured credit facilities, the Maximum Leverage Ratio and Minimum Cash Interest Coverage Ratio covenants were eliminated, and the First Lien Leverage

Ratio covenant of 2.0x replaced the Maximum Leverage Ratio covenant. The First Lien Leverage Ratio was calculated as the ratio of (1) net debt that is secured by a first priority lien to (2) Consolidated EBITDA.
     The following table sets forth the First Lien Leverage Ratio as of December 31, 2010 and 2009:

		Ratios
(unaudited)	Covenant	Calculated at December 31,
(dollars in thousands)	Measure	2010	2009
First Lien Leverage Ratio	Maximum of 2.0x	0.05	—

Consolidated EBITDA	—	$69,996	$85,359
Net Debt Secured by First Priority Lien	—	$3,802	$(32,857	)*

*	Net Debt is negative as cash on hand exceeds first lien secured debt.
     As used in the calculation of First Lien Leverage Ratio, Consolidated EBITDA was calculated by adding Consolidated Net Income (as defined by the facility), income taxes, interest expense, depreciation and amortization, other non-cash items reducing Consolidated Net Income that do not represent a reserve against a future cash charge, costs and expenses incurred with business acquisitions, issuance of equity interests permitted by the terms of the loan documents, the amount of management, consulting, monitoring, transaction, and advisory fees and related expenses paid to AEA, and unusual and non-recurring charges (including, without limitation, expenses in connection with actual and proposed acquisitions, equity offerings, issuances and retirements of debt and divestitures of assets, whether or not any such acquisition, equity offering, issuance or retirement or divestiture is actually consummated during such period that do not exceed, in the aggregate, 5% of EBITDA for such period).
     Consolidated EBITDA was calculated under the senior secured credit facility for the twelve months ended December 31, 2010 and 2009 as follows:

(unaudited)	Twelve Months Ended December 31,
(dollars in thousands)	2010	2009
Net Loss	$(37,072)	$(18,010)

Senior Secured Credit Facility Consolidated Net Income definition add backs:
Non-cash compensation charges	3,092	1,363
Net after tax extraordinary gains or losses (incl. severance and restructuring charges)	9,157	16,138
Non-cash unrealized currency gains or losses	1,008	(6,125)
Any FAS 142, 144, 141 impairment charge or asset write off	—	(59)

Consolidated Net Loss	$(23,815)	$(6,693)

Senior Secured Credit Facility Consolidated EBITDA definition add backs:
Interest expense, net	48,110	42,210
Income tax benefit	(8,925)	(2,999)
Depreciation expense and amortization	46,454	44,783
Other non-cash charges (including loss on sales leaseback)	1,837	—
Fees payable to AEA Investors LP	2,471	2,045
Unusual and non-recurring charges	10,022	6,013
Pro forma EBITDA of acquisitions	531	—
Adjustment for 5% EBITDA cap limitation of unusual and non-recurring items	(6,689)	—

Consolidated EBITDA	$69,996	$85,359

     As of December 31, 2010, Pregis was in compliance with all covenants contained in its senior secured credit facilities.
     In October 2009 we used the proceeds of the offering of the unregistered 2009 senior secured notes (defined below), together with cash on hand, to repay in full amounts outstanding under the term loans under our senior secured credit facilities. However, following the issuance of the unregistered 2009 senior secured notes and the use of proceeds thereof and subject to compliance with ABL credit facility, the indenture governing the senior secured floating rate notes continues to allow us to incur at least $220 million (less amounts then outstanding under the ABL credit facility) of debt. If such debt is incurred under the $220.0 million credit facility basket or in compliance with a 3:1 senior secured leverage ratio, plus an additional $50.0 million, it would constitute first priority lien obligations and could be secured on a first priority basis.
     ABL Credit Facility. On March 23, 2011, Pregis Holding II and Pregis and certain of its subsidiaries entered into a $75 million Credit Agreement with Wells Fargo Capital Finance LLC, as agent, Wells Fargo Bank, National Association, as lender and other lenders from time to time parties thereto (“ABL credit facility”). The ABL credit facility provides for the borrowings in dollars, euros and pounds sterling and consists of (1) a UK facility, under which certain UK subsidiaries of Pregis (the “UK Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the UK borrowing base and $30 million and (2) a US facility, under which certain US subsidiaries of Pregis (the “US Borrowers” and, together with the UK Borrowers, the “Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the US borrowing base and $75 million less amounts outstanding under the UK facility. The borrowing base is calculated on the basis of certain permitted over advance amounts, plus a percentage of certain eligible accounts receivable and eligible inventory, subject to reserves established by the agent from time to time. The ABL credit facility provides for the issuances of letters of credit and a swingline subfacility. The ABL credit facility also provides for future uncommitted increases of its maximum amount, not to exceed $40 million.
The ABL credit facility matures on the earlier of March 22, 2016 and the date that is 90 days prior to the maturity of the existing high yield notes of Pregis Corporation (as such notes may be refinanced prior to such maturity date). Advances under the ABL credit facility bears interest, at the Borrowers’ option, equal to adjusted LIBOR, plus an applicable margin, or a base rate, plus an applicable margin. The applicable margin for LIBOR loans ranges from 2.5% to 3%, depending on the average quarterly excess availability of the Borrowers. The applicable margin for the base rate loans is 100 basis points lower than the applicable margin for the LIBOR loans.
The obligations of the US Borrowers are guaranteed by Pregis and substantially all of its US subsidiaries (subject to certain exceptions for immaterial and non wholly-owned subsidiaries) and are secured by a first priority security interest (ranking senior to the security interest securing Pregis Corporation’s secured notes) in substantially all of the assets (other than certain excluded property) of Pregis and its US subsidiaries and by the capital stock of substantially all of Pregis’ US subsidiaries and 65% of the voting stock (and 100% of the nonvoting stock) of its first-tier foreign subsidiaries. The obligations of the UK Borrowers are guaranteed by Pregis and substantially all of its foreign and domestic subsidiaries (subject to certain exceptions for immaterial and non wholly-owned subsidiaries) and are secured by substantially all of the assets (other than certain excluded property) of Pregis and its foreign and domestic subsidiaries and by the capital stock of substantially all of Pregis’ foreign and domestic subsidiaries.
The ABL credit facility contains customary representations, warranties, covenants and events of default, and requires monthly compliance with a “springing” fixed charge coverage ratio of 1.1 to 1.0 if the excess availability of Pregis and its subsidiaries falls below a certain level. The ABL credit facility is also subject to mandatory prepayments out of certain asset sale, insurance and condemnation proceeds, if the excess availability of Pregis and its subsidiaries falls below a certain level.
     Senior Secured Notes and Senior Subordinated Notes. In connection with the Acquisition on October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “2005 senior secured notes”) and $150.0 million aggregate principal amount of 12⅜% senior subordinated notes due 2013 (the “senior subordinated notes”). On October 5, 2009 Pregis issued €125.0 million aggregate principal amount of additional second priority senior secured floating rate notes due 2013 (the “unregistered 2009 senior secured notes”, and together with the 2005 senior secured notes the “senior secured notes”). On March 5, 2010, Pregis exchanged all of the outstanding unregistered 2009 senior secured notes for registered senior secured notes (the “2009 senior secured notes”) pursuant to an exchange offer.
     The senior secured notes mature on April 15, 2013. Interest accrues at a floating rate equal to EURIBOR plus 5.00% per year and is payable quarterly on January 15, April 15, July 15 and October 15 of each year. The senior secured notes are guaranteed on a senior secured basis by Pregis Holding II, Pregis’s immediate parent, and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem some or all of the senior secured notes at redemption prices equal to 100% of their principal amount. Upon the occurrence of a change of control, Pregis will be required to make an offer to repurchase each holder’s senior secured notes at a repurchase price equal to 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

     The senior subordinated notes mature on October 15, 2013. Interest accrues at a rate of 12.375% and is payable semi-annually on April 15 and October 15 of each year. The notes are senior subordinated obligations and rank junior in right of payment to all of Pregis’s senior indebtedness. The senior subordinated notes are guaranteed on a senior subordinated basis by Pregis Holding II and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem some or all of the senior subordinated notes on or after October 15, 2010 at redemption prices equal to 103.094% of their principal amount (in the 12 months beginning October 15, 2010) and 100% of their principal amount (beginning October 15, 2011).
     The 2009 senior secured notes are treated as a single class under the indenture with the €100.0 million principal amount of 2005 senior secured notes. However, the 2009 senior secured notes do not have the same Common Code or ISIN numbers as the 2005 senior secured notes, are not fungible with the 2005 senior secured notes and will not trade together as a single class with the 2005 senior secured notes. The 2009 senior secured notes are treated as issued with more than de minimis original issue discount for United States federal income tax purposes, whereas the 2005 senior secured notes were not issued with original issue discount for such purposes. Together the 2005 senior secured notes and the 2009 senior secured notes are referred to herein as the senior secured notes.
     The indentures governing the senior secured notes and the senior subordinated notes contain covenants that limit or prohibit Pregis’s ability and the ability of its restricted subsidiaries, subject to certain exceptions, to incur additional indebtedness, pay dividends or make other equity distributions, make investments, create liens, incur obligations that restrict the ability of Pregis’s restricted subsidiaries to make dividends or other payments to Pregis, sell assets, engage in transactions with affiliates, create unrestricted subsidiaries, and merge or consolidate with other companies or sell all or substantially all of Pregis’s assets. The indentures also contain reporting covenants regarding delivery of annual and quarterly financial information. The indenture governing the senior secured notes limits Pregis’s ability to incur first priority secured debt to an amount which results in its secured debt leverage ratio being equal to 3:1, plus $50 million, and prohibits it from incurring additional second priority secured debt other than by issuing additional senior secured notes. The indenture governing the senior secured notes also limits Pregis’s ability to enter into sale and leaseback transactions. The indenture governing the senior subordinated notes prohibits Pregis from incurring debt that is senior to such notes and subordinate to any other debt.
     The senior secured notes and senior subordinated notes are not listed on any national securities exchange in the United States. The senior secured notes are listed on the Irish Stock Exchange. However, there can be no assurance that the senior secured notes will remain listed.
     The proceeds from the sale of the 2009 senior secured notes on October 5, 2009 were used to repay the Term B-1 and Term B-2 indebtedness under our then-existing senior secured credit facilities.
     Collateral for the Senior Secured Notes. The senior secured notes are secured by a second priority lien, subject to permitted liens, on all of the following assets owned by Pregis or the guarantors, to the extent such assets secure Pregis’s credit facilities on a first priority basis (subject to exceptions):
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

     As of December 31, 2010, the capital stock of the following subsidiaries of Pregis constitutes collateral for the senior secured notes:

	As of December 31, 2010
	Amount of Collateral
	(Maximum of Book Value
	and Market Value,	Book Value of	Market Value of
Name of Subsidiary	Subject to 20% Cap)	Capital Stock	Capital Stock
Pregis Innovative Packaging Inc.	$60,165,000	$50,300,000	$112,300,000
Hexacomb Corporation	$43,400,000	$43,300,000	$37,200,000
IntelliPack	$38,300,000	$38,300,000	$9,100,000
Pregis (Luxembourg) Holding S.àr.l. (66%)	$17,300,000	$17,300,000	$—
Pregis Management Corporation	$100	$100	$100
     As described above, under the collateral agreement, the capital stock pledged to the senior secured noteholders constitutes collateral only to the extent that the par value or market value or book value (whichever is greatest) of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured notes. This threshold is €45,000,000, or, at the December 31, 2010 exchange rate of U.S. dollars to euro of 1.3370:1.00, approximately $60.2 million. As of December 31, 2010, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $50.3 million and $112.3 million, respectively; the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $43.3 million and $37.2 million respectively; the book value of and the market value of the shares of capital stock of IntelliPack were approximately $38.3 million and $9.1 million respectively; and the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.àr.l. were approximately $17.3 million and $ — million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes approximately $60.2 million with respect to the shares of capital stock of Pregis Innovative Packaging Inc. Since the book value and market value of the shares of capital stock of our other domestic subsidiaries and Pregis (Luxemburg) Holdings S.ar.l are each less than the $60.2 million threshold, they are not effected by the 20% clause of the collateral agreement.
     For the year ended December 31, 2010, certain historical equity relating to corporate expenses incurred by Pregis Management Corporation were allocated to each of the three entities, Pregis Innovative Packaging Inc., Hexacomb Corporation, and Pregis (Luxembourg) Holding S.àr.l, in order to better reflect their current book values for presentation herein on a fully-allocated basis.
     The market value of the capital stock of the guarantors and subsidiaries constituting collateral for the senior secured notes has been estimated by us on an annual basis, using a market approach. At the time of the Acquisition, the purchase price paid for these entities was determined based on a multiple of EBITDA, as was contractually agreed in the stock purchase agreement. Since that time, we have followed a similar methodology, using a multiple of EBITDA, based on that of recent transactions of comparable companies, to determine the enterprise value of these entities. To arrive at an estimate of the market value of the entities’ capital stock, we have subtracted from the enterprise value the existing debt, net of cash on hand, and have also made adjustments for the businesses’ relative portion of corporate expenses. We have determined that this methodology is a reasonable and appropriate means for determining the market value of the capital stock pledged as collateral. We intend to complete these estimates of value of the capital stock of these subsidiaries for so long necessary to determine our compliance with the collateral arrangement governing the notes.
     The value of the collateral for the senior secured notes at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. As of December 31, 2010, the value of the collateral for the senior secured floating rate notes totaled approximately $617.7 million, estimated as the sum of (1) the book value of the total assets of Pregis and each guarantor, excluding intercompany activity (which amount totaled $459.2 million), and (2) the collateral value of the capital stock, as outlined above (which amount totaled $158.5 million). Any proceeds received upon the sale of collateral would be paid first to the lenders under our ABL credit facility, who have a first lien security interest in the collateral, before any payment could be made to holders of the senior secured notes. There is no assurance that any collateral value would remain for the holders of the senior secured notes after payment in full to the lenders under our ABL credit facility.
     Covenant Ratios Contained in the Senior Secured Notes and Senior Subordinated Notes. The indentures governing the senior secured notes and senior subordinated notes contain two material covenants which utilize financial ratios. Non-compliance with these covenants could result in an event of default under the indentures and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the notes and could trigger a cross-default under Pregis’s ABL credit facility or other indebtedness we may incur in the future. First, Pregis is permitted to incur indebtedness under the indentures if the ratio of Consolidated Cash Flow to Fixed Charges on a pro forma basis (referred to in the indentures as the “Fixed Charge Coverage Ratio”) is greater than 2:1 or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a receivables transaction debt basket and a general debt basket. In addition, under the senior secured floating rate notes indenture, Pregis is permitted to incur first priority secured debt only if the ratio of Secured Indebtedness to Consolidated Cash Flow on a pro forma basis (referred to in the senior secured floating rate notes indenture as the “Secured Indebtedness Leverage Ratio”) is equal to or less than 3:1, plus $50 million. Second, the restricted payment covenant provides that Pregis may declare certain dividends, or repurchase equity securities, in certain circumstances only if Pregis’s Fixed Charge Coverage Ratio is greater than 2:1.
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the years ended December 31, 2010 and 2009:

		Ratios
(unaudited)	Covenant	Calculated at December 31,
(dollars in thousands)	Measure	2010		2009
Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	1.8	x	2.2	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	0.6	x	0.5	x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$76,685		$85,359
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	—	$41,694		$38,834
Secured Indebtedness	—	$46,647		$42,578
     The Fixed Charge Coverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated Cash Flow (Adjusted EBITDA) and increases or decreases in the Company’s interest expense (interest expense net of interest income, excluding amortization of deferred financing fees and discount). Interest expense as used in this ratio is primarily affected by changes in interest rates (LIBOR and EURIBOR) and currency translation related to converting euro based interest expense into US dollars. The favorable impact resulting from lower interest rates, for the comparable twelve month periods ending December 31, 2010 and 2009, has been more than offset by the decrease in the Company’s trailing twelve month Consolidated Cash Flow over the same period, resulting in a reduction in the actual ratio. As of December 31, 2010, the Company’s Fixed Charge Coverage Ratio was less than 2:0. As a result the Company’s ability to borrow money was limited to its available debt baskets, including among others a $220 million credit facility basket, a $25 million general basket, and a $15 million capital lease basket.
     Adjusted EBITDA is calculated under the indentures governing our senior secured notes and senior subordinated notes for the years ended December 31, 2010 and 2009 as follows:

(unaudited)	Twelve Months Ended December 31,
(dollars in thousands)	2010	2009
Net loss of Pregis Holding II Corporation	$(37,072)	$(18,010)
Interest expense, net of interest income	48,110	42,210
Income tax benefit	(8,925)	(2,999)
Depreciation and amortization	46,454	44,783

EBITDA	48,567	65,984

Other non-cash charges (income):
Unrealized foreign currency transaction losses (gains), net	1,008	(6,125)
Non-cash stock based compensation expense	3,092	1,363
Non-cash asset impairment charge	—	(59)
Loss on sale leaseback transaction	1,837	—
Net unusual or nonrecurring gains or losses:
Restructuring, severance and related expenses	9,157	16,138
Other unusual or nonrecurring gains or losses	10,022	6,013
Other adjustments:
Amounts paid pursuant to management agreement with Sponsor	2,471	2,045
Pro forma adjusted EBITDA of acquired business	531	—

Adjusted EBITDA (“Consolidated Cash Flow”)	$76,685	$85,359

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, (b) non-cash compensation expense resulting from the grant of Pregis Holding I options, and (c) other non-cash charges that will result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities, and (c) other unusual and nonrecurring charges.

(3)	Our indentures also allow us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.

(4)	Our indentures also permit the inclusion of earnings for acquired businesses as if the acquisition had occurred on the first day of the four-quarter measurement period. In the twelve months ended December 31, 2010, we have adjusted for approximately $0.5 million relating to pre-acquisition earnings relating to the acquisition of IntelliPack. There can be no assurance that we will be able to achieve comparable earnings in the future.
     Local lines of credit. From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. Amounts available under these lines of credit were $15.3 million and $14.8 million at December 31, 2010 and 2009, respectively. At December 31, 2010, $3.7 million borrowings were drawn under these lines and trade letters of credit totaling $3.3 million were issued and outstanding.
     Credit Ratings. Our credit ratings as of the date of this Report are summarized below. This downgrade has not impacted our borrowing costs.

	Moody’s	S&P
Senior Secured Floating Rate Notes (2005)	B3	B-
Senior Secured Floating Rate Notes (2009)	B3	B-
Senior Subordinated Notes	Caa2	CCC+
Revolver	Ba3	BB-
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
     In recent years, we began participating in programs in certain of our European protective packaging and flexible packaging businesses whereby the businesses purchase resin quantities in excess of their internal requirements and resell the surplus to other customers at a nominal profit. These “resin resale programs” enable the businesses to benefit from improved quantity discounts and volume rebates, as well as increased flexibility in their resin purchasing. This activity is presented on a net basis within net sales, in accordance with ASC Topic 605, Reporting Revenue Gross as a Principal versus Net as an Agent, on the basis that the third-party resin supplier is responsible for fulfillment of the order to the customer’s specifications, ships the resin directly to the customer, and maintains general inventory risk and risk of physical loss during shipment. We recognize revenue related to resin resale activity upon delivery to the customer.
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
     We performed the annual goodwill impairment test during the fourth quarter of 2010. The fair value of our reporting units was estimated primarily using a combination of the income approach and the market approach. We used discount rates ranging from 13% to 14.0% in determining the discounted cash flows for each of our reporting units under the income approach, corresponding to our cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions. Under the market approach, we estimated the fair value of the reporting units based on peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). We also considered the multiples at which businesses similar to the reporting units have been sold or offered for sale.
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
     The initial step of our impairment test indicated no impairment. All of the reporting units had estimated fair values exceeding their carrying values. The range by which the fair values of the reporting units exceeded their carrying values was 10% — 87% as of October 1, 2010. The corresponding carrying values of goodwill for these reporting units ranged from $4.0 million to $61.0 million as of October 1, 2010.
     We test the carrying value of other intangible assets with indefinite lives by comparing the fair value of the intangible assets to the carrying value. Fair value is estimated using a relief of royalty approach, a discounted cash flow methodology. Our 2010 and 2009 annual tests for impairment of trade names, our only other intangible assets not subject to amortization, resulted in no impairment write-downs in 2010 and a write-down of approximately $0.2 million in 2009. The 2009 write-down was due primarily to reduced near-term net sales projections for the respective product.
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
     We record liabilities for uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) Topic 740, Accounting for Uncertainty in Income Taxes (ASC Topic 740). The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe that our tax returns properly reflect the tax consequences of our operations, and that our reserves for tax contingencies are appropriate and sufficient for the positions taken. However, these positions are subject to audit and review by the tax authorities, which may result in future taxes, interest and penalties. Because of the uncertainty of the final outcome of these examinations, we have reserved for potential reductions of tax benefits (including related interest) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by ASC Topic 740. The tax reserves are reevaluated throughout the year, taking into account new legislation, regulations, case law and audit results.
     The Company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries since it is management’s present intention to reinvest those earnings in foreign operations. Positive unremitted earnings of foreign subsidiaries totaled $85,278 at December 31, 2010. If such amounts were repatriated, determination of the amount of U.S. income taxes that would be incurred is not practical due to the complexities associated with this calculation.
RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides new and amended disclosure requirements related to fair value measurements. Specifically, this ASU requires new disclosures relating to activity within Level 3 fair value measurements, as well as transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also amends the existing disclosure requirements relating to valuation techniques used for fair value measurements and the level of disaggregation a reporting entity should include in fair value disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this ASU as of January 1, 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are exposed to market risks related to changes in interest rates, foreign currency exchange rates and commodity prices. To manage these risks, we may enter into various hedging contracts in accordance with established policies and procedures. We do not use hedging instruments for trading purposes.
     Interest Rate Risk. We are subject to interest rate market risk in connection with our long-term debt. Our principal interest rate exposure relates to outstanding amounts under our senior secured notes. At December 31, 2010, we had $336.4 million of variable rate debt. A one percentage point increase or decrease in the average interest rates would correspondingly change our interest expense by approximately $3.6 million per year. This excludes the impact of the interest rate swap arrangement currently in place to balance the fixed and variable rate debt components of our capital structure. At December 31, 2010 and 2009, the carrying value of our 2005 senior secured notes was $133.7 million and $143.2 million, respectively, which compares to fair value, based upon quoted market prices, of $125.7 million and $130.3 million for the respective periods. At December 31, 2010 and 2009, the carrying value of our 2009 senior secured notes was $160.2 million and $168.7 million, respectively, which compares to fair value, based upon quoted market prices, of $157.1 million and $162.8 million for the respective periods.
     The fair value of our fixed rate senior subordinated notes is exposed to market risk of interest rate changes. The carrying value of the senior subordinated notes was $148.7 million and $148.4 million at December 31, 2010 and 2009, respectively. The estimated fair value of such notes was $136.5 million and $145.5 million at December 31, 2010 and 2009, based upon quoted market prices.
     Raw Material; Commodity Price Risk. We rely upon the supply of certain raw materials and commodities in our production processes. The primary raw materials we use in the manufacture of our products are various plastic resins, primarily polyethylene and polypropylene. Approximately 57% of our 2010 net sales were from products made with plastic resins. We manage the exposures associated with these costs primarily through terms of the sales and by maintaining relationships with multiple vendors. We acquire these materials at market prices, which are negotiated on a continuous basis, and we do not typically buy forward beyond two or three months or enter into guaranteed supply or fixed price contracts with our suppliers. Additionally, we have not entered into hedges with respect to our raw material costs. We seek to mitigate the market risk related to commodity pricing by passing the increases in raw material costs through to our customers in the form of price increases.
     Foreign Currency Exchange Rate Risk. Our results of operations are affected by changes in foreign currency exchange rates. Approximately 63% of our 2010 net sales were made in currencies other than the U.S. dollar, principally the euro and the pound sterling. We have a natural hedge in our operations, as we typically produce, buy raw materials, and sell our products in the same currency. We are exposed to translational currency risk, however, in converting our operating results in Europe, the United Kingdom and to a lesser extent Egypt, Poland, the Czech Republic, Hungary, Bulgaria, Romania, Canada, and Mexico at the end of each reporting period. The strengthening of the U.S. dollar relative to the euro and the pound sterling in 2010 had an unfavorable impact on our financial results in U.S. dollars, compared to fiscal 2009 results. The translational currency impact of a plus/minus swing of 10% in the U.S. dollar exchange rate on our 2010 operating income would have no impact based on the offsetting operating income and losses. The euro companies’ operating loss offset the pound sterling companies’ operating income in 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder of Pregis Holding II Corporation
We have audited the accompanying consolidated balance sheets of Pregis Holding II Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity and comprehensive loss, and cash flows for the years ended December 31, 2010, 2009 and 2008. Our audits also included the financial statement schedule listed in the index to the financial statements as “Schedule II — Valuation and Qualifying Accounts”. These financial statements and schedule are the responsibility of Pregis Holding II Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pregis Holding II Corporation at December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     /s/ Ernst & Young LLP
Chicago, Illinois
March 25, 2011

Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$47,845	$80,435
Accounts receivable
Trade, net of allowances of $7,513 and $6,015 respectively	118,836	120,812
Other	18,573	12,035
Inventories, net	88,975	81,024
Deferred income taxes	3,699	5,079
Due from Pactiv	1,161	1,169
Prepayments and other current assets	9,131	7,929

Total current assets	288,220	308,483
Property, plant and equipment, net	198,260	226,882
Other assets
Goodwill	139,795	126,250
Intangible assets, net	53,642	38,054
Deferred financing costs, net	4,816	8,092
Due from Pactiv, long-term	8,168	8,429
Pension and related assets	11,848	13,953
Restricted Cash	3,501	—
Other	448	404

Total other assets	222,218	195,182

Total assets	$708,698	$730,547

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$46,363	$300
Accounts payable	101,266	78,708
Accrued income taxes	2,971	5,236
Accrued payroll and benefits	14,626	14,242
Accrued interest	7,654	7,722
Other	20,903	18,311

Total current liabilities	193,783	124,219

Long-term debt	442,908	502,534
Deferred income taxes	16,029	19,721
Long-term income tax liabilities	5,732	5,463
Pension and related liabilities	4,149	4,451
Other	19,566	15,367
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 14,900.35 shares issued and outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	155,055	151,963
Accumulated deficit	(119,400)	(82,328)
Accumulated other comprehensive loss	(9,124)	(10,843)

Total stockholder’s equity	26,531	58,792

Total liabilities and stockholder’s equity	$708,698	$730,547

The accompanying notes are an integral part of these financial statements

Pregis Holding II Corporation
Consolidated Statements of Operations
(dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Net Sales	$873,206	$801,224	$1,019,364

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	684,498	609,515	798,690
Selling, general and administrative	130,057	117,048	127,800
Depreciation and amortization	46,454	44,783	52,344
Goodwill impairment	—	—	19,057
Other operating expense, net	9,442	14,980	8,146

Total operating costs and expenses	870,451	786,326	1,006,037

Operating income	2,755	14,898	13,327
Interest expense	48,364	42,604	49,069
Interest income	(254)	(394)	(875)
Foreign exchange loss (gain), net	642	(6,303)	14,728

Loss before income taxes	(45,997)	(21,009)	(49,595)
Income tax benefit	(8,925)	(2,999)	(1,865)

Net loss	$(37,072)	$(18,010)	$(47,730)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Equity
and Comprehensive Loss
(dollars in thousands)

				Accumulated
		Additional		Other	Total	Total
	Common	Paid-in	Accumulated	Comprehensive	Stockholder’s	Comprehensive
	Stock	Capital	Deficit	Income (Loss)	Equity	Income (Loss)
Balance at January 1, 2008	$—	$149,659	$(16,588)	$20,586	$153,657

Stock-based compensation		951			951
Net loss			(47,730)		(47,730)	$(47,730)
Other comprehensive income (loss):
Foreign currency translation adjustment				(13,573)	(13,573)	(13,573)
Pension liability adjustment, net of tax of $65				(154)	(154)	(154)
Decrease in fair value of derivatives qualifying as cash flow hedges, net of tax of $1,798				(3,050)	(3,050)	(3,050)

Total comprehensive loss						$(64,507)

Balance at December 31, 2008	$—	$150,610	$(64,318)	$3,809	$90,101

Stock-based compensation		1,353			1,353
Net loss			(18,010)		(18,010)	$(18,010)
Other comprehensive income (loss):
Foreign currency translation adjustment				327	327	327
Pension liability adjustment				(13,784)	(13,784)	(13,784)
Decrease in fair value of derivatives qualifying as cash flow hedges, net of tax of $703				(1,195)	(1,195)	(1,195)

Total comprehensive loss						$(32,662)

Balance at December 31, 2009	$—	$151,963	$(82,328)	$(10,843)	$58,792

Stock-based compensation		3,092			3,092
Net loss			(37,072)		(37,072)	$(37,072)
Other comprehensive income (loss):
Foreign currency translation adjustment				2,139	2,139	2,139
Pension liability adjustment, net of tax of $513				(2,482)	(2,482)	(2,482)
Decrease in fair value of derivatives qualifying as cash flow hedges, net of tax of $1,216				2,062	2,062	2,062

Total comprehensive loss						$(35,353)

Balance at December 31, 2010	$—	$155,055	$(119,400)	$(9,124)	$26,531

Pregis Holding II Corporation Consolidated
Statement of Cash Flow
(dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(37,072)	$(18,010)	$(47,730)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	46,454	44,783	52,344
Deferred income taxes	(10,013)	(1,060)	(7,769)
Unrealized foreign exchange loss (gain)	1,008	(6,126)	14,022
Amortization of deferred financing costs	3,472	5,247	2,374
Amortization of debt discount	2,945	861
Loss (gain) on disposal of property, plant and equipment	1,601	(270)	(313)
Stock compensation expense	3,092	1,353	951
Defined benefit pension plan expense (income)	279	(1,189)	(187)
Curtailment gain on defined benefit pension plan	—	—	(3,736)
Goodwill impairment	—	—	19,057
Trademark impairment	—	194	1,297
Impairment of interest rate swap asset	—	—	1,299
Changes in operating assets and liabilities:
Accounts and other receivables, net	(8,062)	7,283	13,907
Due from Pactiv	(135)	5,195	6,630
Inventories, net	(10,230)	9,153	13,597
Prepayments and other current assets	(1,233)	17	79
Accounts payable	24,430	(2,944)	(13,121)
Accrued taxes	(1,532)	(7,876)	(6,373)
Accrued interest	(132)	1,043	68
Other current liabilities	(426)	(1,829)	(7,014)
Pension and other	(1,705)	(10,208)	272

Cash provided by operating activities	12,741	25,617	39,654

Investing activities
Capital expenditures	(31,033)	(25,045)	(30,882)
Proceeds from sale of assets	1,517	1,766	1,063
Proceeds from sale and leaseback of property, net of costs	17,875	9,850	—
Acquisition of business, net of cash acquired	(32,105)	—	(958)
Insurance proceeds	—	—	3,205
Change in restricted cash	(3,501)	—	—
Other, net	—	—	(969)

Cash used in investing activities	(47,247)	(13,429)	(28,541)

Financing activities
Proceeds from note issuance, net of discount	—	172,173	—
Proceeds from revolving credit facility	500	42,000	(115)
Repayment of term B1 & B2 notes	—	(176,991)	—
Deferred financing costs	—	(6,466)	—
Repayment of debt	—	(4,312)	(1,893)
Proceeds from foreign lines of credit	3,719	—	—
Other, net	(153)	(269)	—

Cash provided (used in) financing activities	4,066	26,135	(2,008)
Effect of exchange rate changes on cash and cash equivalents	(2,150)	933	(2,915)

Increase (decrease) in cash and cash equivalents	(32,590)	39,256	6,190
Cash and cash equivalents, beginning of period	80,435	41,179	34,989

Cash and cash equivalents, end of period	$47,845	$80,435	$41,179

Supplemental cash flow disclosures
Cash paid for income taxes, net of Pactiv reimbursement	2,245	4,248	1,394
Cash paid for interest	40,793	36,547	44,984
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
     In 2008, Pregis realigned its segment reporting to conform to its current operating and management structure of two reportable segments, Protective Packaging and Specialty Packaging. See Note 18, “Segment and Geographic Information,” for further discussion of Pregis’s new segment reporting.
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
     In recent years, the Company began participating in programs in certain of its European protective and specialty packaging businesses whereby the businesses purchase resin quantities in excess of their internal requirements and resells the surplus to other customers at a nominal profit. These “resin resale programs” enable the businesses to benefit from improved quantity discounts and volume rebates, as well as increased flexibility in their resin purchasing. The Company presents this activity on a net basis within net sales on the basis that the third-party resin supplier is responsible for fulfillment of the order to the customer’s specifications, ships the resin directly to the customer, and maintains general inventory risk and risk of physical loss during shipment. The Company recognizes revenue related to resin resale activity upon delivery to the customer. Net resin resale revenue totaled $4,579, $3,388, and $5,249 for the years ended December 31, 2010, 2009 and 2008, respectively.
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

     Management believes that the allowances at December 31, 2010 are adequate to cover potential credit risk loss and that the Company is unlikely to incur a material loss due to concentration of credit risk. Pregis has a large number of customers in diverse industries and geographies, as well as a practice of establishing reasonable credit limits, which limits credit risk.
Inventories
     Inventories include costs of material, direct labor and related manufacturing overheads. Inventories are stated at the lower of cost or market. Cost is determined for substantially all inventories using the first-in, first-out (FIFO) or average-cost methods.
Property, Plant, and Equipment
     Property, plant and equipment are stated at cost. Maintenance and repairs that do not improve efficiency or extend economic life are expensed as incurred. Depreciation is computed using the straight-line method over the remaining estimated useful lives of assets. Remaining useful lives range from 15 to 40 years for buildings and improvements and from 5 to 20 years for machinery and equipment. Depreciation expense totaled $40,286, $40,155, and $47,314 for the years ended December 31, 2010, 2009 and 2008, respectively.
Goodwill and Other Intangible Assets
     In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, the Company assesses the recoverability of goodwill and other intangible assets with indefinite lives annually, as of October 1, or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable.
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
Deferred Financing Costs
     The Company incurred financing costs to put in place the long-term debt used to finance the Acquisition and other debt raised and to subsequently amend portions of such debt agreements. These costs have been deferred and are being amortized over the terms of the related debt. The amortization of deferred financing costs is classified as interest expense in the statement of operations and totaled $3,472, $5,247, and $2,374 for the years ended December 31, 2010, 2009 and 2008, respectively. The amortization expense for the year ended December 31, 2009 also includes the write-off of deferred financing costs of $2,731 due to the repayment of the Term B1 and B2 notes.
Income Taxes
     In accordance with the provisions of ASC Topic 740, Accounting for Income Taxes, the Company utilizes the asset and liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
     Financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return requires achieving a more-likely-than-not threshold. The Company records a liability for the difference between the benefit recognized and measured pursuant to ASC Topic 740, Income Taxes and the tax position taken or expected to be taken on the Company’s tax return. To the extent that the Company’s assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The consolidated tax provision and related accruals include the impact of such reasonably estimable losses and related interest and penalties, as deemed appropriate.
     The Company does not provide for U.S. federal income taxes on unremitted earnings of foreign subsidiaries since it is management’s present intention to reinvest those earnings in the foreign operations. Positive unremitted earnings of foreign subsidiaries totaled $85,278 at December 31, 2010. If such amounts were repatriated, determination of the amount of U.S. income taxes that would be incurred is not practicable due to the complexities associated with this calculation.
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
Research and Development
     Research and development costs, which are expensed as incurred, were $6,907, $5,384, and $5,840 for the years ended December 31, 2010, 2009 and 2008, respectively.
Stock-Based Compensation
     Share-based compensation expense results from grants of stock options. The Company recognizes the costs associated with option grants using the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation. Generally, ASC Topic 718 requires the value of all share-based payments to be recognized in the statement of operations based on their estimated fair value at date of grant amortized over the grant’s vesting period. The Company uses the straight-line method to amortize compensation costs over the grants’ respective vesting periods.
     Pregis Holding I does not hold any treasury shares, so all option exercises result in the issuance of new shares.
Recent Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”). ASU 2010-06 provides new and amended disclosure requirements related to fair value measurements. Specifically, this ASU requires new disclosures relating to activity within Level 3 fair value measurements, as well as transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also amends the existing disclosure requirements relating to valuation techniques used for fair value measurements and the level of disaggregation a reporting entity should include in fair value disclosures. This update is effective for interim and annual reporting periods beginning after December 15, 2009. The Company adopted this ASU as of January 1, 2010. The adoption did not have a material impact on the Company’s consolidated financial statements.
3. ACQUISITIONS
     The transaction discussed below was accounted for using the purchase method of accounting. Accordingly the purchase price was allocated to the assets acquired, liabilities assumed, and identifiable intangible assets as applicable based on their fair market values at the date of acquisition. Any excess of purchase price over the fair value of net assets acquired was recorded as goodwill. The results of operations of the acquiree is included in the Company’s consolidated financial statements since the date of acquisition. The goodwill related to this acquisition is not tax-deductible.
     In February 2010, Pregis acquired all of the outstanding stock of IntelliPack, Inc. through one of its wholly owned subsidiaries, Pregis Management Corporation (the “IntelliPack Acquisition”). The initial purchase price of $31.5 million, including certain escrowed amounts totaling $3.5 million was funded with cash-on-hand. In accordance with the terms of the agreement, additional consideration up to a maximum of $11.5 million may be payable by Pregis if certain future performance targets are achieved by IntelliPack. Based on a present value analysis, the fair value of contingent purchase consideration was valued at approximately $9.7 million on the acquisition date. The company paid $0.8 million during 2010 related to this contingency. The remaining contingent purchase consideration was revalued at approximately $9.6 million as of December 31, 2010. The classification of the additional consideration payable as current and long-term was based on the estimated timing of future payments and the amounts are included in other current liabilities and other long-term liabilities in the consolidated balance sheet.

     The acquisition was accounted for under the purchase method of accounting. Accordingly, the Company has allocated the purchase price on the basis of the estimated fair value of the underlying assets acquired and liabilities assumed as follows:

Current assets	$4,200
Property plant & equipment	9,100
Intangible assets	22,200
Goodwill	15,500
Current liabilities	(1,500)
Deferred tax liabilities	(8,300)

Total purchase price	$41,200

     Purchase accounting for the IntelliPack acquisition was finalized in December 2010. The finalization of purchase accounting did not materially impact previously reported interim financial statements.
4. INVENTORIES
     The major components of net inventories are as follows:

	December 31,	December 31,
	2010	2009
Finished goods	$42,192	$40,941
Work-in-process	15,014	14,216
Raw materials	29,470	23,339
Other materials and supplies	2,299	2,528

	$88,975	$81,024

     Inventories at December 31, 2010 and 2009 were stated net of reserves of $2.2 million and $1.9 million, respectively.
5. PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following:

	December 31,	December 31,	December 31,
	2010	2009	2008
Land, building, and improvements	$91,317	$115,766	$121,514
Machinery and equipment	293,061	270,131	254,686
Other, including construction in progress	19,094	21,044	16,829

	403,472	406,941	393,029

Less: Accumulated depreciation	(205,212)	(180,059)	(147,905)

	$198,260	$226,882	$245,124

     In July 2010, Pregis completed a sales leaseback transaction involving land, building and related improvements at two of its U.S. manufacturing facilities. Sales proceeds, net of direct costs of the transaction, totaled approximately $17.9 million.
     The transaction qualified for sale-leaseback accounting treatment under the provisions of ASC Topic 840-40, Sale-Leaseback Transactions, and met the criteria for operating lease classification. As a result, the sold properties were removed from the Company’s consolidated balance sheet and gains and losses on the respective properties were measured as the difference between the net sales proceeds, as allocated based on the relative fair values, and the net book values of the sold assets. One of the properties resulted in a loss of $1.9 million which is recorded in the Company’s consolidated statement of operations for the year ended December 31, 2010. The second property resulted in a gain of approximately $1.8 million which has been recorded on the Company’s consolidated balance sheet in other non-current liabilities and will be amortized to income over the lease term.
          The initial lease term for both properties is 20 years and the transaction resulted in annual rent expense of approximately $2.4 million. Future minimum lease payments for the initial lease term total approximately $49.0 million.
     In 2009, the Company entered into an agreement to sell and leaseback real property consisting of land and buildings at one of its subsidiaries located in the United Kingdom. The net sale proceeds totaled approximately $9.9 million. The lease term is 25 years with annual rents totaling approximately $1.2 million. The sale resulted in a gain of approximately $3.1 million. The gain is deferred and will be amortized to income over the lease term.
6. GOODWILL
     Changes in the Company’s carrying value of goodwill from January 1, 2008 to December 31, 2010 are summarized below:

	Protective	Specialty
	Packaging	Packaging	Total
Balance at January 1, 2008	95,155	54,845	150,000
Goodwill impairment	—	(19,057)	(19,057)
Fair value and purchase price adjustments related to 2007 acquisitions	(632)	—	(632)
Other adjustments	(1,101)	(838)	(1,939)
Foreign currency translation	3,737	(4,714)	(977)

Balance at December 31, 2008	97,159	30,236	127,395
Other adjustments	(1,068)	183	(885)
Foreign currency translation	(1,541)	1,281	(260)

Balance at December 31, 2009	94,550	31,700	126,250
Business acquisitions	15,500	—	15,500
Foreign currency translation	276	(2,231)	(1,955)

Balance at December 31, 2010	$110,326	$29,469	$139,795

     The Company performed its annual goodwill impairment assessment as of October 1, 2010. The fair value of the Company’s reporting units were estimated primarily using a combination of the income approach and the market approach. The Company used discount rates ranging from 13.0% to 14.0% in determining the discounted cash flows for each of our reporting units under the income approach, corresponding to our cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions. Under the market approach, the Company estimated the fair value of the reporting units based on peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company also considered the multiples at which businesses similar to the reporting units have been sold or offered for sale.
     The initial step of the Company’s impairment test indicated no impairment. All of the reporting units had estimated fair values exceeding their carrying values. The range by which the fair values of the reporting units exceeded their carrying values was 10% — 87% as of October 1, 2010. The corresponding carrying values of goodwill for these reporting units ranged from $4 million to $61 million as of October 1, 2010.
     There was no goodwill impairment charge recorded during 2009. Other adjustments to goodwill during 2009 relate primarily to the reversal of valuation allowances established against deferred tax assets in purchase accounting.
     The Company recorded a an impairment charge of $19,057 in the fourth quarter of 2008 relating to the goodwill in the Specialty Packaging segment.
     Accumulated goodwill impairment losses at the beginning and end of the year ended December 31, 2010 was $19,057 and relate entirely to the Specialty Packaging segment.
7. OTHER INTANGIBLE ASSETS
     The Company’s other intangible assets are summarized as follows:

	Average	December 31, 2010		December 31, 2009
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$48,922	$18,772	$46,231	$15,739
Patents	10	12,097	1,352	1,055	372
Non-compete agreements	2 - 5	4,902	3,319	3,041	3,041
Software	3	3,971	2,884	3,470	2,125
Land use rights and other	32	1,390	648	1,486	582
Trademarks and trade names	20	3,000	125	—	—
In-process research and developement	10	2,200	183	—	—
Intangible assets not subject to amortization:
Trademarks and trade names		4,443	—	4,630	—

Total		$80,925	$27,283	$59,913	$21,859

     Amortization expense related to intangible assets totaled $6,168, $4,628, and $5,030 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense for each of the five years ending December 31, 2011 through December 31, 2015 is estimated to be $6,767, $6,479, $6,080, $6,080, and $5,720, respectively.
     In the first quarter of 2010, Pregis acquired IntelliPack. Acquired intangibles are valued at $22.2 million. See Note 3 for acquisition related disclosures.
     The Company performed its annual impairment assessment of the intangible assets not subject to amortization as of October 1, 2010. There was no impairment charge recorded during 2010.
     During its annual impairment assessment of the intangible assets not subject to amortization during 2009 and 2008, the Company determined that a trade name associated with its protective packaging business was impaired, due to projected near-term reduced sales levels. Using a discounted cash flow methodology, the Company calculated impairment charges of $194 and $1,297, which are reflected in other operating expenses, net within the Company’s statement of operations for the years ended December 31, 2009 and 2008, respectively.
8. DEBT

	December 31,	December 31,
	2010	2009
Senior secured credit facilities:
Revolving credit facility, due October, 2011	$42,500	$42,000
Senior secured 2005 notes, due April, 2013	133,700	143,160
Senior secured 2009 notes, due April, 2013 net of discount of $6,928 at December 31, 2010 and $10,216 at December 31, 2009	160,197	168,734
Senior subordinated notes, due October, 2013, net of discount of $1,272 at December 31, 2010 and $1,638 at December 31, 2009	148,728	148,362
Foreign lines of credit	3,719	—
Other	427	578

Total debt	489,271	502,834

Less: current portion of long-term debt	(46,363)	(300)

Long-term debt	$442,908	$502,534

     In connection with the Acquisition, on October 13, 2005, Pregis issued senior secured notes and senior subordinated notes in a private offering and entered into new senior secured credit facilities.
     The senior secured 2005 and 2009 notes were issued in the principal amount of €100.0 million and €125.0 million, respectively, and bear interest at a floating rate equal to EURIBOR (as defined) plus 5.00% per year (for a total rate of 5.985% as of December 31, 2010). Interest resets quarterly and is payable quarterly on January 15, April 15, July 15 and October 15. The senior subordinated notes were issued in the principal amount of $150.0 million and bear interest at the rate of 12.375% annually. Interest on the senior subordinated notes is payable semi-annually on April 15 and October 15. The senior subordinated notes were issued at 98.149%, resulting in an initial discount of $2.8 million, which is being amortized using the effective interest method over the term of the notes. The senior secured 2009 notes were issued at 94%, resulting in an initial discount of $11.0 million, (€7.5million), which is being amortized using the effective interest method over the term of the notes. The senior secured notes and senior subordinated notes do not have required principal payments prior to maturity.
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
     As of December 31, 2010, the Company has drawn $42,500 under the revolving credit facility and had $1,130 availability after reduction for amounts outstanding under letters of credit of $6,370. Revolving credit facility interest expense totaled $977 for the year ended December 31, 2010.
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
     From time to time, certain of the foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for issuance of trade letters of credit and are in effect until cancelled by one or both parties. Amounts available under these lines of credit were $15,305 and $14,762 at December 31, 2010 and 2009, respectively. At December 31, 2010, there were $3,719 borrowings under these lines and trade letters of credit totaling $3,251 were issued and outstanding.
     The senior secured credit facilities, senior secured notes and subordinated notes contain a number of covenants that, among other things, restrict or limit, subject to certain exceptions, Pregis’s ability and the ability of its subsidiaries, to incur, assume or permit to exist additional indebtedness, guaranty obligations or hedging arrangements; incur liens or agree to negative pledges in other agreements; engage in sale and leaseback transactions; make capital expenditures; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; in the case of subsidiaries, enter into agreements restricting dividends and distributions; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness including the notes; amend or otherwise alter the terms of its organizational documents, or its indebtedness including the notes and other material agreements; sell assets or engage in receivables securitization; transact with affiliates; and alter the business that it conducts. In addition, the senior secured credit facilities require that Pregis complies on a quarterly basis with certain financial covenants, including a maximum leverage ratio test and minimum cash interest coverage ratio test. As of December 31, 2010, Pregis was in compliance with all of these covenants.
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
     As of December 31, 2010, The Company did not meet one of its incurrence debt covenants under its indentures. As a result, the Company’s ability to borrow money is limited to its available debt baskets, including among others a $220 million credit facility basket, a $25 million general basket, and a $15 million capital lease basket.
     The following table presents the future scheduled annual maturities of the Company’s long-term debt:

2011	$46,363
2012	283
2013	450,825

$497,471

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
     At December 31, 2010 and 2009, the revaluation of the Company’s euro-denominated third party debt resulted in unrealized foreign exchange losses and (gains) of $(20,577) and $3,567, respectively. These unrealized losses and (gains) have been offset by unrealized losses and (gains) of $21,801 and $(10,833) relating to revaluation of the Company’s euro-denominated intercompany notes at December 31, 2010 and 2009, respectively. These amounts are reported net within the foreign exchange loss (gain) in the Company’s statement of operations.
     See Note 22 for a discussion on the new ABL credit facility entered into on March 23, 2011.

9. DERIVATIVE INSTRUMENTS
     In order to maintain a targeted ratio of variable-rate versus fixed-rate debt, the Company established an interest rate swap arrangement in the notional amount of 65 million euro from EURIBOR-based floating rates to a fixed rate over the period of October 1, 2008 to April 15, 2011. This swap arrangement was designated as a cash flow hedge, resulting in a loss of $1,022 and $3,114, each net of tax, being recorded in accumulated other comprehensive income (loss) for the years ended December 31, 2010 and 2009, respectively. The corresponding liability is included within other non-current liabilities in the consolidated balance sheet. There was no ineffective portion of the hedge recognized in earnings. At December 31, 2010 and 2009, the Company had no other derivative instruments outstanding.
     The Company remains exposed to credit risk in the event of nonperformance by the current counterparty on its interest rate swap contract. However, the Company believes it has minimized its credit risk by dealing with a leading, credit-worthy financial institution and, therefore, does not anticipate nonperformance.
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
     Under generally accepted accounting principles in the U.S., certain assets and liabilities must be measured at fair value, and ASC Topic 820, Fair Value Measurements and Disclosures, details the disclosures that are required for items measured at fair value.
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
     At December 31, 2010, the interest rate swap contract was the Company’s only financial instrument requiring recurring measurement at fair value. The swap is an over-the-counter contract and the inputs utilized to determine its fair value are obtained in quoted public markets. Therefore, the Company has categorized this swap agreement as Level 2 within the fair value hierarchy. At December 31, 2010, the fair value of this instrument was estimated to be a liability of $1,623, which is reported within other noncurrent liabilities in the Company’s consolidated balance sheet.
     The Company’s contingent purchase consideration relating to the IntelliPack acquisition in 2010 is recorded at fair value as of December 31, 2010 and is categorized as Level 3 within the fair value hierarchy. The fair value of this liability is estimated using a present value analysis as of December 31, 2010 and was $9.6 million. This analysis considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast and the associated discount rate. A rollforward of this liability from the acquisition date to the balance sheet date is as follows:

Fair Value Measurements
at Reporting Date
Using Significant
Unobservable Inputs
(Level 3)
Contingent purchase consideration liability
Fair value at acquisition date	$9,700
Payments	(772)
Change in fair value (1)	672

Balance as of December 31, 2010	$9,600

(1)	The adjustment to original contingent purchase consideration liability recorded was the result of using revised financial forecasts and updated fair value measurement and is included in interest expense in the statement of operations.
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. The fair value of the Company’s senior secured notes and senior subordinated notes are based on quoted market prices (Level 1 within the fair value hierarchy). Under ASC Topic 825, Financial Instruments, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option within ASC Topic 825 for any of its financial assets or liabilities.
     The carrying values and estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt:
Senior secured variable-rate credit facilites	$—	$—	$42,000	$42,000
Senior secured floating rate notes (2005)	133,700	125,678	143,160	130,276
Senior secured floating rate notes (2009)	160,197	157,098	168,734	162,845
12.375% senior subordinated notes	148,728	136,500	148,362	145,500
Other debt	283	283	578	578

Total long-term debt	$442,908	$419,559	$502,834	$481,198

Derivative financial instruments
Interest rate swap liability	$(1,623)	$(1,623)	$(4,950)	$(4,950)

     The carrying value of the Company’s senior secured floating-rate notes (2005) and (2009), which are euro-denominated, decreased $17,997 during 2010 primarily due to the strengthening of the U.S. dollar relative to the euro.
     The Company is contingently liable under letters of credit (see Note 8). It is not practicable to estimate the fair value of these financial instruments; however, the Company does not expect any material losses to result from these financial instruments since performance is not likely to be required.

11. LEASES
     The Company leases certain facilities, equipment, and other assets under non-cancelable long-term operating leases. Rent expense totaled $19,514, $18,103, and $19,556 for the years ended December 31, 2010, 2009 and 2008, respectively, including short-term rentals.
     Future minimum rental payments for operating leases with remaining terms in excess of one year are as follows:

2011	$16,131
2012	12,940
2013	10,920
2014	9,259
2015	6,710
Thereafter	72,540

$128,500

12. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its Sponsors, for the provision of various advisory and consulting services. Fees and expenses incurred under this agreement totaled $2,471, $2,047, and $1,724 for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010, this amount included a $500 fee for services related to the acquisition of IntelliPack (see Note 3). Such amounts are included within selling, general and administrative expenses.
     The Company had sales to affiliates of AEA Investors LP totaling $2,402, $964, and $379 for the years ended December 31, 2010, 2009 and 2008, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LP totaling $15,796, $11,204, and $11,879, respectively.
     Certain members of the Company’s management purchased shares in Pregis Holding I through the Pregis Holding I Corporation Employee Stock Purchase Plan. Shares were purchased at the estimated fair value at the date of purchase. As of December 31, 2010, management held approximately 438 shares in Pregis Holding I, representing approximately 2.0% of Pregis Holding I’s issued and outstanding equity.
     In February 2010 Pregis Holding I board of directors voted and approved the modification of the exercise price of stock options granted to the employees, including named executive officers, with a per share exercise price in excess of $17,500 to $17,500. Another modification was approved in September 2010 further reducing the option exercise price to $13,000 for all stock options granted with an exercise price in excess of this amount. These modifications were done to ensure that the outstanding options provided more motivational value to the option holders. This modification resulted in an increase to stock compensation expense by $1.6 million.
13. INCOME TAXES
     The Company files a consolidated federal income tax return with Pregis Holding I Corporation, its ultimate parent. The provision for income taxes in the consolidated financial statements reflects income taxes as if the businesses were stand-alone entities and filed separate income tax returns.

     The domestic and foreign components of loss before income taxes were as follows:

	Year ended December 31,
	2010	2009	2008
U.S. loss before income taxes	$(25,783)	$(8,406)	$(2,852)
Foreign loss before income taxes	(20,214)	(12,603)	(46,743)

Total loss before income taxes	$(45,997)	$(21,009)	$(49,595)

     The components of the Company’s income benefit are as follows:

	Year ended December 31,
	2010	2009	2008
Current
Federal	$—	$(316)	$—
State and local	(347)	140	383
Foreign	1,436	(1,763)	3,981

	1,089	(1,939)	4,364

Deferred
Federal	$(8,520)	$(4,002)	$(414)
State and local	—	—	(99)
Foreign	(1,494)	2,942	(5,716)

	(10,014)	(1,060)	(6,229)

Income tax benefit	$(8,925)	$(2,999)	$(1,865)

     Reconciliation of the difference between the effective rate of the benefit and the U.S. federal statutory rate is shown in the following table:

	Year Ended December 31,
	2010	2009	2008
U.S. federal income tax rate	(35.00)%	(35.00)%	(35.00)%
Changes in income tax rate resulting from:
Valuation allowances	9.12	17.53	20.19
Non-deductible interest expense	1.25	2.33	1.25
Prior period items	—	(6.46)	—
Foreign rate differential	3.26	4.52	8.26
Foreign rate change	1.00	(0.04)	—
State and local taxes on income, net of U.S. federal income tax benefit	(0.80)	0.52	0.07
Permanent differences	2.39	3.62	1.04
Other	(0.62)	(1.29)	0.43

Income tax benefit	(19.40)%	(14.27)%	(3.76)%

     Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using enacted statutory tax rates applicable to future years. The Company’s net deferred income tax assets (liabilities) are as follows:

	December 31,	December 31,
	2010	2009
Deferred tax assets
Tax loss carryforwards:
U.S. State and local	$14,290	$9,204
Foreign	32,594	28,406
Bad debt reserves	655	882
Inventory reserves	1,245	1,155
Other items	12,409	8,922
Valuation allowance	(38,049)	(33,698)

Net deferred tax assets	23,144	14,871

Deferred tax liabilities
Property and equipment	(8,828)	(10,981)
Goodwill and intangibles	(20,173)	(10,640)
Pensions and other employee benefits	(1,849)	(2,614)
Unrealized foreign exchange gain	(4,219)	(4,631)
Other items	(405)	(647)

Total deferred tax liabilities	(35,474)	(29,513)

Net deferred tax liabilities	$(12,330)	$(14,642)

          These deferred tax assets and liabilities are classified in the consolidated balance sheets based on the balance sheet classification of the related assets and liabilities.
     Management believes it is more likely than not that certain current and long-term deferred tax assets, with the exception of certain foreign tax loss carryforwards and pension assets, will be realized through the reduction of future taxable income. Although realization is not assured, management has concluded that other deferred tax assets, for which a valuation allowance was determined to be unnecessary, will be realized in the ordinary course of operations based on scheduling of deferred tax liabilities.
     U.S. federal net operating loss carryforwards at December 31, 2010 and 2009 were $13,437 and $8,486, respectively, and will expire at various dates from 2027 to 2031. State tax loss carryforwards, net of federal benefit, at December 31, 2010 and 2009, were $1,022 and $718, respectively, and will expire at various dates from 2011 to 2018. Foreign tax loss carryforwards at December 31, 2010 and 2009 were $118,820 and $104,566, respectively, of which $66,343 will expire at various dates from 2011 to 2019, with the remainder having unlimited lives. The valuation allowance above includes unrecognized tax benefits related to both state and foreign tax loss carryforwards.
     Tax Contingencies
     The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company established reserves for tax related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The reserves are adjusted in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate. Accruals for tax contingencies are provided in accordance with the requirements of ASC Topic 740.

     As of December 31, 2010, the Company had non-current liabilities totaling $5,732 for unrecognized tax benefits including interest and net of indirect benefits, of which $2,149 would affect the effective tax rate, if recognized. Included within the Company’s liabilities for unrecognized tax benefits at December 31, 2010 is $3,251 subject to indemnification under the Stock Purchase Agreement with Pactiv. The indemnified amounts are included within the amounts due from Pactiv in the consolidated balance sheet. The reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2010	2009
Unrecognized tax benefit — January 1	$8,879	$12,127
Additions based on tax positions related to the prior year	—	963
Reductions based on tax positions related to the prior year	—	(2,114)
Additions based on tax positions related to the current year	2,374	1,686
Reductions due to tax positions related to current year	(508)	—
Reductions due to settlements	—	(2,538)
Reductions due to lapse of applicable statute of limitations	(59)	(1,245)

Unrecognized tax benefit — December 31	$10,686	$8,879

     The Company is subject to U.S. federal income tax as well as income tax in multiple state and non-U.S. jurisdictions. The U.S. federal income tax return for the year 2007 and 2008 are subject to potential examination by the Internal Revenue Service. The Company is currently subject to examination in Germany for the years 2002 to 2005 and Egypt for the year 2004 to 2005. The Company remains subject to potential examination in Germany for the years 2006 to 2010, Belgium for the years 2007 to 2010, the United Kingdom for the year 2009 to 2010, Hungary for years 2006 to 2010, Poland for years 2006 to 2010, the Czech Republic for years 2008 to 2010, Italy for the years 2006 to 2010, France for years 2008 to 2010, the Netherlands for years 2007 to 2010, Spain for years 2006 to 2010, and Egypt for years 2006 to 2010. The Company is fully indemnified by Pactiv for pre-Acquisition liabilities and has received reimbursements for all amounts paid against such liabilities thus far.
     The Company accounts for interest and penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, the total amount of accrued interest and penalties recorded in the Company’s balance sheet was $954 and $794, respectively, of which $806 and $701, respectively, are subject to indemnification by Pactiv under the Stock Purchase Agreement.
     It is reasonably possible that the total amounts of unrecognized tax benefits will increase or decrease within the next twelve months; however, the Company does not expect such increases or decreases to be significant.
14. OTHER OPERATING EXPENSE, NET
     A summary of the items comprising other operating expense, net is as follows:

	Year ended December 31,
	2010	2009	2008
Restructuring expense	$7,895	$15,207	$9,321
Loss on disposal of property, plant and equipment	1,595	—	—
Curtailment gain	—	—	(3,736)
Trademark impairment	—	194	1,297
Other (income) expense, net	(48)	(421)	1,264

Other operating expense, net	$9,442	$14,980	$8,146

     The significant items included within other operating expense, net are as follows:
•	The Company recorded restructuring charges of $7,895, $15,207, and $9,321 in 2010, 2009 and 2008, respectively, related to its cost-reduction initiatives, which are discussed further in Note 15.

•	In July 2010, the Company completed a sales leaseback transaction involving land, building and related improvements of two of its U.S. manufacturing facilities. One property resulted in a loss of $1.9 million, while the other resulted in a gain of $1.8 million. See also Note 5.

•	In the fourth quarter of 2008, the Company recognized a curtailment gain of $3,736 relating to a pension plan covering employees of its Eerbeek, Netherlands facility, which is being closed in connection with the Company’s restructuring activities. See also Note 16.

•	In 2010 and 2009 when conducting its annual impairment test of goodwill and intangible assets with indefinite lives, the Company determined that a trademark intangible asset associated with its protective packaging segment was impaired, due to near-term reduced sales levels. The Company did not record an impairment charge for 2010 but did record an impairment charge of $194 in 2009.

•	In 2008, the Company incurred a loss of $708 relating to storm damage at one of its European protective packaging facilities. This charge is included within in other expense (income), net above.
15. RESTRUCTURING ACTIVITIES
     During the fourth quarter of 2007, the Company established a reserve totaling $2,926, representing mostly employee severance and related costs, pursuant to a plan to restructure the workforce within its Specialty Packaging segment. The activities under the Specialty Packaging restructuring plan were completed by the end of 2008 with remaining severance of approximately $600 paid in 2009.
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
     During the third quarter of 2008, management approved a cost reduction plan that involves closure of a protective packaging facility located in Eerbeek, The Netherlands. The plan includes relocation of the Eerbeek production lines to other existing company facilities located within Western Europe and reduction of related headcount. Through December 31, 2008, the Company had recorded additional severance charges totaling $3,880 relating to headcount reduction, as well as other charges of $794 relating primarily to site preparation and relocation of the equipment lines.
     The other restructuring expenses in 2008 relate primarily to the establishment of a European shared service center and other third-party consulting fees relating to restructuring activities.
     In 2009, as part of the Company’s continued efforts to reduce its overall cost structure, management implemented additional headcount reductions and engaged outside consultants to assist in further restructuring of its manufacturing operations. Consulting costs for restructuring totaling $3.3 million were expensed as incurred. Also included in “other” are costs of approximately $0.6 million associated with the discontinuance of a product line at one of the Company’s North American protective packaging plants.
     In 2010, the Company incurred restructuring costs in its European operations in an effort to upgrade management and to further drive cost reductions. The Company used outside consultants to aide in this process.

     Following is a reconciliation of the restructuring liability for the years ended December 31, 2010, 2009, and 2008:

	Severance	Other
	Charges	Charges	Total
Balance, January 1, 2008	2,668	—	2,668
Restructuring charges	7,452	1,869	9,321
Amount Paid	(5,055)	(1,869)	(6,924)
Foreign currency translation	(212)	—	(212)

Balance, December 31, 2008	4,853	—	4,853
Restructuring charges	7,138	8,069	15,207
Amount Paid	(10,685)	(8,069)	(18,754)
Foreign currency translation	97		97

Balance, December 31, 2009	1,403	—	1,403
Restructuring charges	3,239	4,656	7,895
Amount Paid	(3,688)	(4,521)	(8,209)
Foreign currency translation	(132)	—	(132)

Balance, December 31, 2010	$822	$135	$957

     The pretax restructuring charges by reportable segment are as follows:

	Year ended December 31,
	2010	2009	2008
Protective Packaging	4,277	9,650	8,639
Specialty Packaging	1,201	2,157	34
Corporate	2,417	3,400	648

Total	$7,895	$15,207	$9,321

     The restructuring costs recorded to date have been included as a component of other operating expense, net within the consolidated statement of operations, as reflected in Note 14. The restructuring liability is included in other current liabilities within the consolidated balance sheet.
     The Company expects to make cash payments for severance against the remaining liability through the first half of 2011.
16. RETIREMENT BENEFITS
Pension Benefits
     The Company has three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands. Plan benefits are generally based upon age at retirement, years of service and the level of compensation. The trustees of these plans, in consultation with their respective actuaries, recommend annual funding to be made to the plans at a level they believe to be appropriate for the plans to meet their long-term obligations. The employees also make contributions based on a percentage of eligible salary. The Company also has three small, unfunded defined benefit pension plans covering certain current or former employees of its German businesses. The Company funds the obligations for these plans with insurance contracts. For the years ended December 31, 2010 and 2009, the Company has excluded these small German plans from its pension disclosure herein, since the plans are not material.
     In accordance with ASC Topic 715, Compensation — Retirement Benefits (ASC Topic 715) the Company reflects the funded status of its pension plans in its consolidated balance sheets. Plan assets and benefit obligations are measured at December 31.
     Components of net periodic benefit cost are as follows:

	Year ended December 31,
	2010	2009	2008
Service cost of benefits earned	$1,538	$1,058	$2,041
Interest cost on benefit obligations	4,781	4,367	5,195
Expected return on plan assets	(6,000)	(6,388)	(7,180)
Curtailment Gain	—	—	(3,736)
Amortization of net loss	(40)	(226)	(243)

Net periodic pension cost (income)	$279	$(1,189)	$(3,923)

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

     The following tables show the changes in the benefit obligation, plan assets and funded status of the Company’s benefit plans:

	December 31,	December 31,
	2010	2009
Change in projected benefit obligation
Benefit obligation at beginning of year	$91,186	$65,532
Service cost of benefits earned	1,538	1,058
Interest cost on benefit obligation	4,780	4,367
Participant contributions	453	488
Actuarial losses (gains)	6,967	16,385
Benefit payments	(3,312)	(3,406)
Exchange rate (gain) loss	(3,479)	6,762

Benefit obligation at end of year	98,133	91,186

Change in fair value of plan assets
Fair value of plan assets at beginning of year	103,681	86,414
Actual return on plan assets	10,247	9,637
Employer contributions	1,755	1,980
Participant contributions	453	488
Benefit payments	(3,312)	(3,406)
Exchange rate gain (loss)	(3,979)	8,568

Fair value of plan assets at end of year	108,845	103,681

Funded status at end of year	$10,712	$12,495

Amounts recognized on the balance sheet
Other noncurrent assets	$10,712	$12,495
Other noncurrent liabilities	—	—

Net amount recognized	$10,712	$12,495

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$5,362	$2,880

Net amount recognized	$5,362	$2,880

     PLANNED ASSUMPMTIONS
     The accumulated benefit obligation for the defined benefit pension plans was $96,557 and $89,725 at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, the fair value of plan assets for each of the pension plans exceeded the projected benefit obligations and accumulated benefit obligations.
Plan Assumptions
     The weighted average assumptions used to determine the Company’s defined benefit obligations were as follows:

	December 31,	December 31,
	2010	2009
Discount rate	5.57%	5.60%
Compensation increase	3.70%	3.52%

The weighted average assumptions used to determine net periodic benefit costs were as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008
Discount rate	5.60%	6.43%	5.63%
Expected return on plan assets	6.12%	6.96%	6.30%
Compensation increases	3.52%	3.43%	3.42%
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
     The weighted average asset allocations by asset category for the Company’s pension plan assets were as follow as of the end of the last two years:

	December 31,	December 31,
	2010	2009
Equity securities	24%	27%
Fixed - income securities	64%	70%
Other	12%	3%

	100%	100%

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
     The Company expects to contribute $2,131 to its pension plans in 2011.

     Following are the estimated future benefit payments to be made in the years indicated:

Year	Amount
2011	$3,423
2012	3,179
2013	3,156
2014	3,184
2015	3,262
2016 - 2020	17,979
     The fair values of the Company’s pension plan assets at December 31, 2010 by asset category are as follows:

		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Observable
		Assets	Inputs
	Total	Level 1	Level 2
Asset Category

Cash	$280	$—	$—

Fixed Income Securities
Government Treasuries	5,284	5,284	—
Corporate Bonds	56,316	—	56,316

Other Types of Investments
L&G Consensus Index [1]	33,661	—	33,661
Insurance Contracts [2]	13,304	—	—

Total December 31, 2010	$108,845	$5,284	$89,977

1 —	This category contains investments in equity securities (approximately 82.2%), fixed interest gilts (approximately 6.9%), index-linked gilts (approximately 0.5%), corporate bonds (4%) and cash / liquidity (approximately 6.4%).

2 —	This represents the estimated contract value with the insurer of the plan. The Company uses the contract value as a practical expedient in measuring fair value.
Defined Contribution Plans
     The Company sponsors two 401(k) defined contribution plans, one for salaried and hourly nonunion employees and one for hourly union employees, in which its U.S. employees are eligible to participate. Under these plans, employees may contribute a percentage of compensation and the Company will match a portion of the employees’ contributions. Additionally, under the salaried and hourly nonunion plan, the Company may make a discretionary profit sharing contribution, if Company performance objectives are achieved. The Company’s contributions to these plans in the years ended December 31, 2010, 2009 and 2008 totaled $1,349, $1,270, and $2,540, respectively.
     The Company also sponsors several small, defined contribution plans at certain of its foreign operating units. The Company contribution is a defined percentage of eligible salary and in certain of the plans the employees also make contributions. The total expense for these plans was $157, $233, and $260 for the years ended December 31, 2010, 2009 and 2008, respectively.
Pension and Related Assets and Liabilities in the Balance Sheet
     Pension and related assets, as reflected in the consolidated balance sheets, also include the insurance investment contracts relating to the unfunded German pension plans which are excluded from the pension disclosure herein. The asset values totaled $1,648 and $1,458 at December 31, 2010 and 2009, respectively.
     Pension and related liabilities, as reflected in the consolidated balance sheets, include the obligations for the German pension plans, totaling $3,144 and $3,321 at December 31, 2010 and 2009, respectively, and for termination liabilities and other benefit related liabilities established at certain of the Company’s foreign subsidiaries. The termination amounts are payable to the employees when they separate from the Company. The liabilities are calculated in accordance with civil and labor laws based on each employee’s length of service, employment category and remuneration, and are calculated at the amount that the employee would be entitled to, if the employee terminated immediately. The liabilities related to these arrangements totaled $1,584 and $1,130 at December 31, 2010 and 2009, respectively.
17. STOCK-BASED COMPENSATION
     In October 2005, Pregis Holding I Corporation, the Company’s ultimate parent company, established the Pregis Holding I Corporation 2005 Stock Option Plan (the “Pregis Plan”) to provide for the grant of nonqualified and incentive stock options to key employees, consultants and directors of the Company. At December 31, 2010, the number of shares available for grant under the Pregis Plan was 2,091.62, of which approximately 411 remain available for grant.
     The majority of the options issued pursuant to the Pregis Plan vest equally over a five-year period as service is rendered. The Company recognizes the compensation cost of all share-based awards, other than those with performance conditions, on a straight-line basis over the vesting period of the award. In 2007 and 2008, certain management employees were awarded performance-based options, which may vest in three equal installments if defined performance objectives are met for each or any of the three years to which they relate. Vesting may be accelerated at any time as determined by the committee administering the Pregis Plan. The options expire if not exercised within ten years of the date of grant. Additionally, vested options will generally terminate 45 days after termination of employment. The company recognises compensation cost for performance-based options, on an accelerated —attributions basis over the requisite or implied service period, if and when the performance conditions are deemed probable.
     The fair value of each option award granted after adoption of ASC Topic 718 has been estimated on the date of grant using the Black-Scholes option-valuation model, using the following assumptions:

	Year Ended December 31,
	2010	2009	2008
Expected term (in years)	3.0 - 5.0	3.0 - 5.0	3.0 - 5.0
Volatility	30.0% - 35.0%	35.0%	30.0%
Risk - free interes rate	1.3% - 2.8%	1.3% - 2.5%	1.4% - 3.5%
Dividend yield	—	—	—
     The expected terms of the option grants were estimated, based on the vesting periods for the grants. The plan has not been in existence a sufficient period for the Company’s historical experience to be used when estimating expected life. Therefore, the expected life of each stock option was calculated using the simplified method based on the average of each option’s vesting term and original contractual term. The risk-free interest rate assumption is based on U.S.

Treasury security yields for issues with a remaining term equal to the option’s expected life at the time of grant. The Company does not have publicly traded equity, so it does not have historical data regarding the volatility of its common stock. Therefore, the expected volatility used for 2010, 2009, and 2008 was based on volatility of similar entities, referred to as “guideline” companies. In determining similarity, the Company considered industry, stage of life cycle, size and financial leverage. The dividend yield on the Company’s stock is assumed to be zero since the Company has not paid dividends and has no current plans to do so in the future. Based on its minimal historical experience of pre-vesting cancellations, the Company has assumed an annual forfeiture rate of 5% for the majority of its option grants. These assumptions are evaluated, and revised as necessary, based on changes in market conditions and historical experience. The fair value of the Pregis Holding I Stock is determined by its Board of Directors using valuation techniques which includes an income approach and market approach to determine fair value.
     The Company’s stock option activity for the years ended December 31, 2010, 2009 and 2008 under the Pregis Plan is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding at January 1, 2008	1,708.75	$14,935.00
Granted	342.76	20,000.00
Exercised	(21.85)	13,000.00
Forfeited	(184.84)	16,230.00
Expired	(35.65)	13,000.00

Outstanding at December 31, 2008	1,809.17	$15,782.00
Granted	346.70	19,610.00
Exercised	(45.00)	13,000.00
Forfeited	(233.39)	16,346.00
Expired	(64.20)	15,307.00

Outstanding at December 31, 2009	1,813.28	16,524.00	6.76 years
Granted (1)	163.70	14,911.52
Exercised	—	—
Forfeited (1)	(32.72)	13,000.00
Expired (1)	(143.73)	13,330.21

Outstanding at December 31, 2010 (2)	1,800.54	13,000.00

Exercisable at December 31, 2010 (2)	1,074.74	13,000.00	6.04 years

(1)	Prior to giving effect to the modification of the exercise price discussed below.

(2)	After giving effect to the modification of the exercise price discussed below.
     The weighted average grant-date fair value of options granted was $5,262 (after giving effect to the modification of the exercise price), $5,204, and $5,989 per share for the years ended December 31, 2010, 2009 and 2008, respectively. The total grant-date fair of options that vested during 2010 and 2009 was $4,432 and $3,834, respectively.
     In February 2010 Pregis Holding I board of directors voted and approved the modification of the exercise price of stock options granted to employees, including named executive officers, with a per share exercise price in excess of $17,500 to $17,500. Another modification was approved in September 2010 further reducing the option exercise price to $13,000 for all stock options granted with an exercise price in excess of this amount. These modifications were done to ensure that the outstanding options provided more motivational value to the option holders. This modification resulted in an increase to stock compensation expense by $1.6 million.

     As of December 31, 2010, there was $3,894 of unrecognized compensation cost related to non-vested options granted in 2006 through 2010 under the plans. This cost is expected to be amortized over a weighted-average service period of approximately 3.0 years. For the years ended December 31, 2010, 2009 and 2008, the Company recognized share-based compensation expense of $3,092 ($1,982, net of tax) which included the impact of the modification of the stock option exercise price, $1,353 ($851, net of tax), and $951 ($598, net of tax), respectively.
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
18. SEGMENT AND GEOGRAPHIC INFORMATION
     The Company reports its segment information in accordance with ASC Topic 280, Segment Reporting. The Company classified its operations in two reportable segments, known as Protective Packaging and Specialty Packaging.
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

     Information regarding the Company’s reportable segments is as follows:

	Year ended December 31,
	2010	2009	2008
Net Sales:
Protective Packaging	$559,683	$497,144	$661,976
Specialty Packaging	313,523	304,080	357,388

	$873,206	$801,224	$1,019,364

	Year ended December 31,
	2010	2009	2008
Segment EBITDA:
Protective Packaging	$47,824	$52,561	$61,166
Specialty Packaging	31,232	41,339	42,523

Total segment EBITDA	79,056	93,900	103,689
Corporate expenses (1)	(18,494)	(17,539)	(11,525)
Restructuring expense	(7,895)	(15,207)	(9,321)
Curtailment	—	—	3,736
Depreciation and amortization	(46,454)	(44,783)	(52,344)
Interest expense	(48,364)	(42,604)	(49,069)
Interest income	254	394	875
Unrealized foreign exchange gain (loss), net	(1,008)	6,126	(14,022)
Non-cash stock compensation	(3,092)	(1,353)	(951)
Goodwill Impairment	—	—	(19,057)
Other	—	57	(1,606)

Loss before income taxes	$(45,997)	$(21,009)	$(49,595)

	2010	2009	2008
Depreciation and Amortization
Protective Packaging	$28,478	$28,214	$32,082
Specialty Packaging	17,447	15,944	19,680
Corporate	529	625	582

Total depreciation and amortization	$46,454	$44,783	$52,344

	2010	2009	2008
Capital Spending
Protective Packaging	$18,004	$12,605	$18,239
Specialty Packaging	13,029	12,440	12,643

	$31,033	$25,045	$30,882

	As of December 31,
	2010	2009
Assets:
Protective Packaging	$308,284	$305,723
Specialty Packaging	217,931	228,812
Corporate (2)	182,483	196,012

Total assets	$708,698	$730,547

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

(2)	Corporate assets include goodwill, deferred financing costs, and other assets attributed to the corporate support functions.
Net Sales by Major Product Line

	Year ended December 31,
	2010	2009	2008
Protective packaging	$559,683	$497,144	$661,976
Flexible packaging	172,989	167,540	188,160
Rigid packaging	59,471	54,698	63,651
Medical supplies and packaging	81,063	81,842	105,577

Total net sales	$873,206	$801,224	$1,019,364

Net Sales by Geographic Area
     The following table provides certain geographic-area information, as determined based on the country from which the sales originate and in which the assets are based:

	Net Sales			Total Long-Lived Assets (e)
	Year ended December 31,			Year ended December 31,
	2010	2009	2008	2010	2009
United States	$325,494	$273,846	$341,543	$220,804	$196,524
Germany	214,150	209,792	254,629	93,863	104,631
United Kingdom	140,004	134,827	164,737	19,790	22,984
Western Europe ( a )	64,601	65,350	88,742	27,380	31,606
Southern Europe ( b )	37,066	38,657	64,450	19,423	23,302
Central Europe ( c )	38,233	36,802	58,993	25,244	28,070
Accumulated Other ( d )	53,658	41,950	46,270	13,974	14,947

Total	$873,206	$801,224	$1,019,364	$420,478	$422,064

(a)	Includes Belgium and the Netherlands.

(b)	Includes Spain, Italy, and France.

(c)	Includes Poland, Hungary, the Czech Republic, Bulgaria, and Romania.

(d)	Includes Canada, Mexico, and Egypt.

(e)	Total long-lived assets are total assets, excluding intercompany notes and investments, less current assets.

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
     The components of accumulated other comprehensive income (loss), net of taxes, are as follows:

	Year ended December 31,
	2010	2009	2008
Cummulative foreign currency translation adjustment	$(2,740)	$(4,879)	$(5,206)
Net unrealized losses on derivative instruments	(1,022)	(3,084)	(1,889)
Defined benefit pension adjustments	(5,362)	(2,880)	10,904

	$(9,124)	$(10,843)	$3,809

20. COMMITMENTS AND CONTINGENCIES
Financing commitments
     At December 31, 2010, the Company had letters of credit outstanding under its credit facility and foreign lines of credit totaling $13,339 of which $3,719 was drawn in cash.
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

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2010:

Net Sales	$210,036	$217,801	$223,681	$221,688
Cost of sales, excluding depreciation and amortization	162,470	171,368	176,301	174,359
Depreciation and amortization	11,195	11,464	11,646	12,149
Operating income (loss)	(1,156)	4,489	2,065	(2,643)
Loss before income taxes	(14,401)	(6,770)	(9,133)	(15,693)
Net loss	(12,208)	(3,582)	(7,917)	(13,365)

Year Ended December 31, 2009:

Net Sales	$185,544	$196,003	$207,047	$212,630
Cost of sales, excluding depreciation and amortization	141,007	147,049	156,088	165,371
Depreciation and amortization	11,471	11,305	12,607	9,400
Operating income (loss)	(1,531)	6,512	7,425	2,492
Income (loss) before income taxes	(14,076)	5,230	(827)	(11,336)
Net income (loss)	(10,408)	3,063	(3,341)	(7,324)
22. SUBSEQUENT EVENTS
On March 23, 2011, Pregis Holding II and Pregis and certain of its subsidiaries entered into a $75 million Credit Agreement with Wells Fargo Capital Finance, LLC, as agent, Wells Fargo Bank, National Association, as lender and other lenders from time to time parties thereto (“ABL credit facility”). The ABL credit facility provides for the borrowings in dollars, euros and pounds sterling and consists of (1) a UK facility, under which certain UK subsidiaries of Pregis (the “UK Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the UK borrowing base and $30 million and (2) a US facility, under which certain US subsidiaries of Pregis (the “US Borrowers” and, together with the UK Borrowers, the “Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the US borrowing base and $75 million less amounts outstanding under the UK facility. The borrowing base is calculated on the basis of certain permitted over advance amounts, plus a percentage of certain eligible accounts receivable and eligible inventory, subject to reserves established by the agent from time to time. The ABL credit facility provides for the issuances of letters of credit and a swingline subfacility. The ABL credit facility also provides for future uncommitted increases of its maximum amount, not to exceed $40 million.
The ABL credit facility matures on the earlier of March 22, 2016 and the date that is 90 days prior to the maturity of the existing high yield notes of Pregis Corporation (as such notes may be refinanced prior to such maturity date). Advances under the ABL credit facility bears interest, at the Borrowers’ option, equal to adjusted LIBOR, plus an applicable margin, or a base rate, plus an applicable margin. The applicable margin for LIBOR loans ranges from 2.5% to 3%, depending on the average quarterly excess availability of the Borrowers. The applicable margin for the base rate loans is 100 basis points lower than the applicable margin for the LIBOR loans.
The obligations of the US Borrowers are guaranteed by Pregis and substantially all of its US subsidiaries (subject to certain exceptions for immaterial and non wholly-owned subsidiaries) and are secured by a first priority security interest (ranking senior to the security interest securing Pregis Corporation’s secured notes) in substantially all of the assets (other than certain excluded property) of Pregis and its US subsidiaries and by the capital stock of substantially all of Pregis’ US subsidiaries and 65% of the voting stock (and 100% of the nonvoting stock) of its first-tier foreign subsidiaries. The obligations of the UK Borrowers are guaranteed by Pregis and substantially all of its foreign and domestic subsidiaries (subject to certain exceptions for immaterial and non wholly-owned subsidiaries) and are secured by substantially all of the assets (other than certain excluded property) of Pregis and its foreign and domestic subsidiaries and by the capital stock of substantially all of Pregis’ foreign and domestic subsidiaries.
The ABL credit facility contains customary representations, warranties, covenants and events of default, and requires monthly compliance with a “springing” fixed charge coverage ratio of 1.1 to 1.0 if the excess availability of Pregis and its subsidiaries falls below a certain level. The ABL credit facility is also subject to mandatory prepayments out of certain asset sale, insurance and condemnation proceeds, if the excess availability of Pregis and its subsidiaries falls below a certain level.
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2010

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$19,019	$763	$28,063	$—	$47,845
Accounts receivable
Trade, net of allowances	—	—	33,165	85,671	—	118,836
Affiliates	—	67,201	90,017	4,334	(161,552)	—
Other	—	—	9	18,564	—	18,573
Inventories, net	—	—	23,521	65,454	—	88,975
Deferred income taxes	—	134	3,070	495	—	3,699
Due from Pactiv	—	56	—	1,105	—	1,161
Prepayments and other current assets	—	4,269	1,488	3,374	—	9,131

Total current assets	—	90,679	152,033	207,060	(161,552)	288,220
Investment in subsidiaries / intercompany balances	26,531	475,692	—	—	(502,223)	—
Property, plant and equipment, net	—	1,042	55,764	141,454	—	198,260
Other assets
Goodwill	—	—	100,684	39,111	—	139,795
Intangible assets, net	—	—	35,121	18,521	—	53,642
Restricted cash	—	3,501	—	—	—	3,501
Other	—	4,836	3,527	16,917	—	25,280

Total other assets	—	8,337	139,332	74,549	—	222,218

Total assets	$26,531	$575,750	$347,129	$423,063	$(663,775)	$708,698

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$42,500	$—	$3,863	$—	$46,363
Accounts payable	—	5,243	22,537	73,486	—	101,266
Accounts payable, affiliate	—	50,104	62,896	48,415	(161,415)	—
Accrued income taxes	—	(1,597)	1,665	2,903	—	2,971
Accrued payroll and benefits	—	446	4,456	9,724	—	14,626
Accrued interest	—	7,619	—	35	—	7,654
Other	—	5,136	6,137	9,630	—	20,903

Total current liabilities	—	109,451	97,691	148,056	(161,415)	193,783
Long-term debt	—	442,625	—	283	—	442,908
Intercompany balances	—	—	77,384	276,200	(353,584)	—
Deferred income taxes	—	(12,373)	24,625	3,777	—	16,029
Other	—	9,516	7,694	12,237	—	29,447
Total Stockholder’s equity	26,531	26,531	139,735	(17,490)	(148,776)	26,531

Total liabilities and stockholder’s equity	$26,531	$575,750	$347,129	$423,063	$(663,775)	$708,698

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

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$334,979	$548,863	$(10,636)	$873,206
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	248,018	447,116	(10,636)	684,498
Selling, general and administrative	—	21,738	40,434	67,885	—	130,057
Depreciation and amortization	—	529	17,219	28,706	—	46,454
Other operating expense, net	—	2,384	1,988	5,070	—	9,442

Total operating costs and expenses	—	24,651	307,659	548,777	(10,636)	870,451

Operating income (loss)	—	(24,651)	27,320	86	—	2,755
Interest expense	—	15,870	11,617	20,877	—	48,364
Interest income	—	(17)	—	(237)	—	(254)
Foreign exchange (gain) loss, net	—	982	—	(340)	—	642
Equity in loss of subsidiaries	37,072	845	—	—	(37,917)	—

Income (loss) before income taxes	(37,072)	(42,331)	15,703	(20,214)	37,917	(45,997)
Income tax expense (benefit)	—	(5,259)	(3,608)	(58)	—	(8,925)

Net income (loss)	$(37,072)	$(37,072)	$19,311	$(20,156)	$37,917	$(37,072)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$281,361	$527,871	$(8,008)	$801,224
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	200,639	416,884	(8,008)	609,515
Selling, general and administrative	—	18,424	34,629	63,995	—	117,048
Depreciation and amortization	—	624	15,125	29,034	—	44,783
Other operating expense, net	—	3,830	2,905	8,245	—	14,980

Total operating costs and expenses	—	22,878	253,298	518,158	(8,008)	786,326

Operating income (loss)	—	(22,878)	28,063	9,713	—	14,898
Interest expense	—	2,148	15,328	25,128	—	42,604
Interest income	—	(85)	—	(309)	—	(394)
Foreign exchange (gain) loss, net	—	(3,820)	20	(2,503)	—	(6,303)
Equity in loss of subsidiaries	18,010	2,338	—	—	(20,348)	—

Income (loss) before income taxes	(18,010)	(23,459)	12,715	(12,603)	20,348	(21,009)
Income tax expense (benefit)	—	(5,449)	1,272	1,178	—	(2,999)

Net income (loss)	$(18,010)	$(18,010)	$11,443	$(13,781)	$20,348	$(18,010)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$351,564	$678,643	$(10,843)	$1,019,364
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	265,568	543,965	(10,843)	798,690
Selling, general and administrative	—	11,946	41,591	74,263	—	127,800
Depreciation and amortization	—	577	16,378	35,389	—	52,344
Goodwill impairment	—	—	—	19,057	—	19,057
Other operating expense, net		648	923	6,575	—	8,146

Total operating costs and expenses	—	13,171	324,460	679,249	(10,843)	1,006,037

Operating income (loss)	—	(13,171)	27,104	(606)	—	13,327
Interest expense	—	(4,482)	18,018	35,533	—	49,069
Interest income	—	(190)	—	(685)	—	(875)
Foreign exchange (gain) loss	—	3,452	—	11,276	—	14,728
Equity in loss of subsidiaries	47,730	34,876	—	—	(82,606)	—

Income (loss) before income taxes	(47,730)	(46,827)	9,086	(46,730)	82,606	(49,595)
Income tax expense (benefit)	—	903	(1,033)	(1,735)	—	(1,865)

Net income (loss)	$(47,730)	$(47,730)	$10,119	$(44,995)	$82,606	$(47,730)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(37,072)	$(37,072)	19,311	$(20,156)	$37,917	$(37,072)
Non-cash adjustments	37,072	6,986	13,809	28,888	(37,917)	48,838
Changes in operating assets and liabilities, net of effects of acquisitions	—	14,352	(8,903)	(4,474)	—	975

Cash provided by (used in) operating activities	—	(15,734)	24,217	4,258	—	12,741

Investing activities
Capital expenditures	—	(332)	(11,881)	(18,820)	—	(31,033)
Proceeds from sale of assets	—	—	(15)	1,532	—	1,517
Proceeds from sale leaseback		—	17,875			17,875
Acquisition of business, net of cash acquired	—	(32,220)	115	—	—	(32,105)
Change in restricted cash	—	(3,501)	—	—	—	(3,501)

Cash provided by (used in) investing activities	—	(36,053)	6,094	(17,288)	—	(47,247)

Financing activities
Intercompany activity	—	29,548	(29,548)	—	—	—
Proceeds from local lines of credit draws	—	—	—	3,719	—	3,719
Proceeds from revolving credit facility	—	500	—	—	—	500
Other, net	—	—	—	(153)	—	(153)

Cash provided by (used in) financing activities	—	30,048	(29,548)	3,566	—	4,066
Effect of exchange rate changes on cash and cash equivalents	—	(125)	—	(2,025)	—	(2,150)

Increase (decrease) in cash and cash equivalents	—	(21,864)	763	(11,489)	—	(32,590)
Cash and cash equivalents, beginning of period	—	40,883	—	39,552	—	80,435

Cash and cash equivalents, end of period	$—	$19,019	$763	$28,063	$—	$47,845

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(18,010)	$(18,010)	$11,443	$(13,781)	$20,348	$(18,010)
Non-cash adjustments	18,010	1,294	15,766	26,435	(20,348)	41,157
Changes in operating assets and liabilities, net of effects of acquisitions	—	699	(41)	1,812	—	2,470

Cash provided by operating activities	—	(16,017)	27,168	14,466	—	25,617

Investing activities
Capital expenditures	—	(159)	(8,220)	(16,666)	—	(25,045)
Sales leaseback proceeds	—	—	—	9,850	—	9,850
Proceeds from sale of assets	—	—	2,132	(366)	—	1,766

Cash used in investing activities	—	(159)	(6,088)	(7,182)	—	(13,429)

Financing activities
Intercompany activity	—	30,844	(30,844)	—	—	—
Proceeds from 2009 note issuance, net of discount	—	172,173	—	—	—	172,173
Process from revolving credit facility	—	42,000	—	—	—	42,000
Retirement of term B1 & B2 notes	—	(176,991)	—	—	—	(176,991)
Deferred financing costs	—	(6,466)	—	—	—	(6,466)
Repayment of long-term debt	—	(4,312)	—	—	—	(4,312)
Other, net	—		—	(269)	—	(269)

Cash provided by (used in) financing activities	—	57,248	(30,844)	(269)	—	26,135
Effect of exchange rate changes on cash and cash equivalents	—	(189)	—	1,122	—	933

Increase (decrease) in cash and cash equivalents	—	40,883	(9,764)	8,137	—	39,256
Cash and cash equivalents, beginning of period	—	—	9,764	31,415	—	41,179

Cash and cash equivalents, end of period	$—	$40,883	$—	$39,552	$—	$80,435

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(47,730)	$(47,730)	$10,119	$(44,995)	$82,606	$(47,730)
Non-cash adjustments	47,730	44,239	14,257	55,719	(82,606)	79,339
Changes in operating assets and liabilities, net of effects of acquisitions	—	(15,328)	4,750	18,623	—	8,045

Cash (used in) provided by operating activities	—	(18,819)	29,126	29,347	—	39,654

Investing activities
Capital expenditures	—	—	(7,408)	(23,474)	—	(30,882)
Proceeds from sale of assets	—	—	7	1,056	—	1,063
Business acquisitions, net of cash acquired	—	—	—	(958)	—	(958)
Insurance proceeds				3,205		3,205
Other, net	—	—	—	(969)	—	(969)

Cash used in investing activities	—	—	(7,401)	(21,140)	—	(28,541)

Financing activities
Intercompany activity	—	11,961	(11,961)	—	—	—
Repayment of long-term debt	—	(1,893)	—	—	—	(1,893)
Other, net	—	—	—	(115)	—	(115)

Cash (used in) provided by financing activities	—	10,068	(11,961)	(115)	—	(2,008)
Effect of exchange rate changes on cash and cash equivalents	—	110	—	(3,025)	—	(2,915)

Increase (decrease) in cash and cash equivalents	—	(8,641)	9,764	5,067	—	6,190
Cash and cash equivalents, beginning of year	—	8,641	—	26,348	—	34,989

Cash and cash equivalents, end of year	$—	$—	$9,764	$31,415	$—	$41,179

Schedule II — Valuation and Qualifying Accounts
(dollars in thousands)

				Changes in
	Balance at	Additions		foreign
	beginning of	charged to	Deductions/	currency	Balance at end
Description	period	income	Other	exchange rates	of period
Allowance for doubtful accounts
Year ended December 31, 2010	$6,015	$3,167	$(1,407)	$(262)	$7,513
Year ended December 31, 2009	5,357	1,928	(1,614)	344	6,015
Year ended December 31, 2008	5,313	1,562	(1,126)	(392)	5,357

Deferred tax asset valuation reserve
Year ended December 31, 2010	$33,698	$4,096	$1,944	$(1,689)	$38,049
Year ended December 31, 2009	25,911	3,684	3,252	851	33,698
Year ended December 31, 2008	17,068	10,011	(893)	(275)	25,911

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
Management’s Report on Internal Controls over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework.” The assessment included extensive documenting, evaluating and testing the design and operating effectiveness of our internal control over financial reporting. Management concluded that based on its assessment, our internal control over financial reporting was effective as of December 31, 2010.
     This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the Dodd-Frank Act that was passed by Congress in July of 2010 that permits the Company to provide only management’s report in this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
     For the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position with our Company
Glenn M. Fischer	60	Chief Executive Officer and Director
D. Keith LaVanway	46	Vice President and Chief Financial Officer
Kevin J. Baudhuin	48	President, Global Protective Packaging
Jeffrey A. Kellar	55	President, Hexacomb
Borge Kvamme	58	President, Specialty Packaging
Thomas E. O’Neill	59	Vice President, Human Resources
Paul S. Pak	51	Vice President, Procurement
John L. Garcia	54	Chairman of the Board
Brian R. Hoesterey	43	Director
James W. Leng	65	Director
James D. Morris	57	Director
John P. O’Leary, Jr.	64	Director
Thomas J. Pryma	37	Director
James E. Rogers	65	Director
          On February 23, 2011, Pregis Corporation announced that its Board of Directors has appointed Glenn M. Fischer as the Company’s Chief Executive Officer, effective immediately. Mr. Fischer replaced Michael McDonnell, who resigned as the Company’s President and Chief Executive Officer and a director.
     Glenn M. Fischer became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition and served as our Interim Chief Executive Officer from December 1, 2005 to February 28, 2006. Mr. Fischer is an operating partner with AEA Investors LP, which he joined in 2005. From 2000 to 2005 he was President and Chief Operating Officer of Airgas, Inc., the largest U.S. distributor of industrial, medical and specialty gases, welding, safety and related products. Mr. Fischer joined Airgas after spending 19 years with The BOC Group in a wide range of positions leading to his appointment in 1997 as President of BOC Gases, North America. In addition to his responsibility for all North American operations, Mr. Fischer served on The BOC Group Executive Management Board. Prior to joining BOC in 1981, Mr. Fischer served at W.R. Grace in a variety of finance, planning and management roles. He is currently a director of Henry Corporation and SRS Roofing Supply Corporation. Mr. Fischer has extensive experience in finance, planning and management and industrial operations and significant executive experience in the industrial sector.
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
     Kevin J. Baudhuin became Pregis’s President, Global Protective Packaging, effective October 4, 2010. Mr. Baudhuin previously served as Pregis’s President, Protective Packaging, North America from December 2007 to

October 2010. Prior to joining Pregis, Mr. Baudhuin worked with The BOC Group plc for over 20 years, most recently serving as President, Industrial & Special Projects, North America from March 2004 to February 2007 and prior to that as Global Market Director, Special Products from February 2002 to March 2004.
     Jeffrey A. Kellar became Pregis’s President, Hexacomb, effective January 5, 2009. Prior to joining Pregis, Mr. Kellar was President of the flexible packaging division of Alcoa / Reynolds Packaging Group from 2006 to 2008. Mr. Kellar previously held senior strategy and business development roles with Tetra Pak Inc. for 12 years, and worked for 18 years in the brewing industry at Molson Breweries and Miller Brewing Company.
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
     Thomas E. O’Neill became our Vice President, Human Resources, effective August 15, 2007. Prior to joining Pregis, Mr. O’Neill worked with The BOC Group plc for over 25 years, most recently serving as Global Human Resource Director, Industrial Products from 2000 to 2007. Previously he served as Vice President Human Resources from 1995 to 2000, and Vice President Distribution, for BOC Gases Americas.
     Paul S. Pak became our Vice President, Procurement, effective September 1, 2008. Prior to joining Pregis, Mr. Pak worked with Chrysler LLC from 1986 to 2008 where he held positions of increasing responsibility in the procurement and supply chain functions, including his most recent assignment as Executive Director, Chrysler Global Sourcing. Prior to this position, he led the procurement, quality and logistics activities of DaimlerChrysler in Northeast Asia based in Beijing, China as a Vice President of DaimlerChrysler’s Global Procurement & Supply organization.
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
     James W. Leng became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition. Mr. Leng currently serves on the boards of TNK-BP Limited, Tata Steel Limited (India), Alstom SA (France), and Doncasters Group Limited. Mr. Leng’s past appointments include Corus Group plc, Pilkington plc, Hanson plc, Laporte plc, and Low & Bonar plc. Mr. Leng has extensive experience in corporate governance and strategic planning including in the consumer and industrial products sectors.
     James D. Morris became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition and served as our Chief Executive Officer from October 12, 2005 to December 31, 2005. Mr. Morris served as Senior Vice President and General Manager, Protective and Flexible Packaging for Pactiv from January 2000 until becoming our Chief Executive Officer in October 2005. Prior to 2000, and since he joined Pactiv in 1995, Mr. Morris was Vice President, Manufacturing and Engineering of Pactiv’s Consumer and North American Foodservice divisions. In 1993, he became Vice President of Operations for Plastics Packaging at Mobil Corporation and served in that role until that business was acquired by Tenneco in 1995. He began his career as an engineer at Mobil Corporation in 1975. Mr. Morris has extensive experience in corporate operations and executive leadership. He is uniquely qualified to serve on our board, having previously worked in the senior management of our Company for five years before joining our board.
     John P. O’Leary, Jr. became a director of Pregis Holding II in October 2005 upon consummation of the Acquisition. Mr. O’Leary has served as President and Chairman of Kenson Plastics Inc., a specialty plastic converting company, since November 2008. Mr. O’Leary served as Senior Vice President, SCA North America, a packaging supplier, from 2002 through 2004. From 2001 through 2004, he was President and Chief Executive Officer of Tuscarora Incorporated, a wholly-owned subsidiary of SCA Packaging International B.V. and a division of SCA North America. Tuscarora is a producer and manufacturer of custom design protective packaging. Prior to SCA’s acquisition of Tuscarora, Mr. O’Leary was Tuscarora’s CEO and President, from 1989 to 2001, and its Chairman of the Board from 1992 through 2001. Mr. O’Leary currently serves on the Board of Directors of Matthews International Corp. Mr. O’Leary has extensive experience in strategic planning and corporate operations including in the plastic and packaging industries.
     Thomas J. Pryma became a director of Pregis Holding II on May 18, 2005. Mr. Pryma is a partner with AEA Investors LP, which he joined in 1999. Prior to joining AEA, Mr. Pryma worked in the Financial Sponsors and Corporate Banking Groups in the investment banking division of Merrill Lynch. He is currently a director of Unifrax Corporation, Houghton International, RelaDyne and Hospitalist Management Group. Mr. Pryma has extensive experience in investment banking, corporate finance and strategic planning in the consumer and industrial products sectors, including within the value-added industrial products sector. He also has significant experience in the area of corporate governance.
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
Leadership Structure of the Board
     Glenn M. Fischer is our Chief Executive Officer and John Garcia is our Chairman of the Board. The Chairman of the Board is responsible for chairing board meetings, setting the agendas for the Board meetings and providing information to the Board members in advance of meetings. We believe that the leadership structure of the Board is appropriate for our company, given the nature of our ownership structure. John Garcia is Chief Executive Officer and President of AEA investors, and Glenn Fischer is an operating partner of AEA investors. The Board believes that the Company’s administration of risk management has not affected the Board’s leadership structure, as described above. For more information see “Committees of the Board of Directors” below.
Committees of the Board of Directors
     The board of directors of Pregis Holding II has formed an audit committee and a compensation committee. The members of the audit committee are Thomas J. Pryma and Brian R. Hoesterey. The board of directors has determined that Messrs. Pryma and Hoesterey are audit committee financial experts, based on their education and professional experience. Neither Mr. Pryma nor Mr. Hoesterey is an independent director as such term is defined by the rules of the New York Stock Exchange and The Nasdaq Stock Market.
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

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
Compensation Discussion and Analysis
     General Philosophy. Our primary objectives with respect to executive compensation are to attract and retain the best possible executive talent, to tie annual and long-term cash compensation and stock option awards to achievement of measurable corporate, business unit and individual performance objectives, and to align executives’ incentives with shareholder value creation. To achieve these objectives, we maintain compensation plans that tie a substantial portion of executives’ overall compensation to our financial performance and the value of our common stock. Overall, the total compensation opportunity is intended to create an executive compensation program that is set at competitive levels to comparable employers. Hiring and compensation decisions for our executives are approved by the compensation committee of Pregis Holding II. The compensation committee also considers compensation programs at AEA’s other portfolio companies.
     Overall compensation for our executives is established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Compensation is reviewed annually by the compensation committee, and may be adjusted from time to time to realign total compensation with market levels after taking into account inflation and individual responsibilities, performance and experience.
     Our senior management compensation programs consist of three primary components:
     1. Annual cash compensation. The annual cash compensation component is comprised of base salary and at-risk, performance based cash bonuses. The cash bonus is intended to drive and motivate annual performance.
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
     As we developed compensation programs for new executives hired in 2010, we gave consideration to the competitive marketplace (although we do not engage in formal benchmarking against a specific list of peer companies) and the compensation for these executives relative to that of their individual compensation histories and other members of our senior management.
     As of October 1, 2010 Messrs. LaVanway and Baudhuin’s annual base salary changed. Mr. Baudhuin’s increase reflects his increased responsibility as President of Global Protective Packaging. For Mr. LaVanway, the increase was in recognition of his efforts in managing the Company through very difficult economic conditions over the past few years.
     Annual cash bonus. Depending on our performance, a significant portion of cash compensation can be in the form of an annual cash incentive bonus based on the achievement of objective performance metrics established soon after the beginning of the year. For 2010, the performance goals for all of our senior executives, including the chief executive officer and chief financial officer, were achievement of target levels of EBITDA and of working capital as a percentage of sales. EBITDA under the annual cash incentive bonus plan is calculated as gross margin (defined as net sales, less cost of sales, excluding depreciation and amortization) less selling, general and administrative expenses. Extraordinary and non-recurring items may be added back or deducted at the discretion of the compensation committee. Working capital as used in the target performance metric is defined as trade receivables, plus inventories, less trade payables. The working capital metric uses a thirteen-month average working capital, divided by net sales for the respective fiscal year.
     Under the annual cash incentive bonus plan, the compensation committee approves a target award level and performance objectives for each executive officer. The target award level for each executive officer is generally stated as a percentage of base annual salary. The following table outlines the 2010 target bonus opportunity for our named executive officers:

		Target Bonus	2010 Cash
Name	2010 Salary	Award	Incentive Target
Michael T. McDonnell	$500,000	100%	$500,000
D. Keith LaVanway	372,500	60%	223,500
Kevin J. Baudhuin	343,750	60%	206,250
Borge Kvamme (1)	399,064	40%	159,626
Paul S. Pak	300,000	40%	120,000

(1)	Mr. Kvamme’s annual cash bonus target is 40% of base amount of 415,000 Switzerland Franc “CHF” (reflected herein based on an average 2010 exchange rate of CHF to U.S. dollars of 1:0.9616).
     Each annual performance goal is assigned a percentage of the target award, so that attainment of the target amount of all performance objectives would entitle the executive to receive an award equal to his target level. For the chief executive officer, chief financial officer, and Vice President, Procurement these performance objectives were weighted 80% on the EBITDA performance of our company as a whole, and 20% based on the company’s average working capital as a percentage of consolidated net sales. For our senior divisional managers, these targets were weighted 60% based on the EBITDA performance of their division, 15% based on their division’s average working capital as a percentage of net sales, 20% based on the EBITDA performance of the company as a whole, and 5% based on the company’s average working capital as a percentage of consolidated net sales. Performance targets are set in accordance with responsibility and are all financial for senior executives weighted to EBITDA which drives value of the Company.
     Our executives’ target cash incentive bonus awards for 2010 were based on achievement of the following 2010 financial targets:

	Company Performance		Division Performance
		Target working		Target working
	Full Year	capital as a	Full Year	capital as a
	Target	percentage of	Target	percentage of
Name	EBITDA	net sales	EBITDA	net sales
Michael T. McDonnell	$102,628	14.4%
D. Keith LaVanway	102,628	14.4%
Kevin J. Baudhuin	102,628	14.4%	46,247	12.9%
Borge Kvamme	102,628	14.4%	40,257	18.3%
Paul S. Pak	102,628	14.4%
     The target levels of performance are intended to be achievable when established. Our executives and divisional managers work closely with the compensation committee and board of directors to determine performance targets. In order to enhance our annual performance, the annual bonus opportunity increases as the performance targets are exceeded. For example, if actual performance is less than 85% of budget, no bonus is payable. If actual performance equals budget, 100% of the target bonus is payable, and if actual performance exceeds budget, the bonus is increased by two percent for every one percent increase in performance over budget, up to a maximum bonus payable upon the achievement of performance equal to greater than 125% of budget. Within each target threshold, the bonus amount is interpolated based on the actual target level achieved.

     For the year ended December 31, 2010, Messrs. Baudhuin and Kvamme achieved their target bonus award, on the basis of the performance of their respective divisions.
     2. Pregis stock option plan. Participation in our 2005 Stock Option Plan has been offered to executives to align their interests with the long-term growth objectives of our shareholders. Under the standard option agreement, participants vest in their option awards equally over a five-year period based on the continued performance of service, so the maximum value from the options cannot be achieved until five years of service has been provided, other than in the event of a change in control of our company as described below. The exercise price of options has typically been set at or above the fair market value of the underlying shares as of the date of grant. Accordingly, management is rewarded based only on the appreciation in the value of the common stock of Pregis Holding I Corporation.
     Mr. Baudhuin was the only named executive to receive additional stock options in 2010 due to his increased responsibilities as the President of Global Protective Packaging. All other named executive officers received their stock options upon commencement of employment. No performance based options were granted in 2010.
     In February 2010 Pregis Holding I board of directors voted and approved the re-pricing of stock options granted to employees, including named executive officers, with a per share exercise price in excess of $17,500 to $17,500. Another reduction was approved on September 22, 2010 further reducing the option price to $13,000 for all stock options granted with an exercise price in excess of this amount. These re-pricings were done to ensure that the outstanding options provided more motivational value to the option holders.
     3. Pregis share purchase plan. Similar to the Stock Option Plan, the Employee Stock Purchase Plan is intended to serve as a long-term incentive to drive growth. Shares of the common stock of Pregis Holding I Corporation were offered for purchase for a limited period of time subsequent to the Acquisition to a broad group of our employees in an effort to encourage employee performance, and therefore our performance, through share ownership. The shares were offered for purchase at $10,000 per share, the fair market value per share paid at the time of the Acquisition, so that employee participants would be given the opportunity to participate on equal terms with non-employee shareholders in the growth of our company. We continue to offer new executives joining the company the opportunity to purchase shares at the then-current fair market value. See “Benefit Plans—Employee Stock Purchase Plan” for the terms of this plan.
     In 2010, named executive officers as well as all other employees who purchased stock in excess of $13,000 were granted a number of additional shares so that they held, in the aggregate, a number of shares equal to the number of shares the employees would have received had, based on their total purchase price paid, the purchase price per share had been $13,000 instead of their actual purchase price per share. The intent of this additional issuance was to ensure that the employees held a number of shares sufficient to reflect a purchase price per share equal to the fair value of Pregis Holding I stock as of September 22, 2010. In effect, their dollar value of shares purchased did not change but their number of shares increased. In addition, the employees received a gross-up payment for the taxes they were subject to on the shares issued.
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
THE COMPENSATION COMMITTEE
Thomas J. Pryma, Chairman
John L. Garcia
Brian R. Hoesterey
John P. O’Leary, Jr.

SUMMARY COMPENSATION TABLE
     The table below summarizes compensation information for each individual who served as our chief executive officer or our chief financial officer during 2010, our next three most highly compensated executive officers serving as of December 31, 2010, and any executive officer that would have been included as one of the three most highly compensated except for the fact that he was not serving as an executive officer as of December 31, 2010.

							Non-Equity
							Incentive Plan
					Option		Compensation	All Other
Name and Principal Position	Year	Salary	Bonus		Awards (2)		(3)	Compensation		Total
Michael T. McDonnell (1)	2010	$500,000	—		$—		$—	$8,750	(4)	$508,750
President and Chief Executive Officer	2009	$500,000	—		$14,310		$—	$8,225		$522,535
	2008	$500,000	—		$—		$—	$11,952		$511,952

D. Keith LaVanway	2010	$372,500	150,000	(13)	$338,227	(9)	$—	$321,588	(5)	$1,087,315
Vice President and Chief Financial Officer	2009	$360,000	55,000	(13)	$5,317		$—	$8,575		$373,892
	2008	$360,000	—		$14,498		$—	$71,335		$445,833

Kevin J. Baudhuin	2010	$343,750	17,891	(13)	$408,779	(10)	$82,019	$384,299	(6)	$1,218,847
President, Global Protective Packaging	2009	$325,000	—		$9,573		$116,267	$8,275		$459,115
	2008	$325,000	—		$866,816		$24,980	$270,080		$1,486,876

Borge Kvamme (14)
President, Sprecialty Packaging	2010	$399,064	—		$316,464	(11)	$79,632	$203,859	(7)	$999,019

Paul S. Pak	2010	$300,000	30,000	(13)	$56,826	(12)	$—	$71,637	(8)	$428,463
Vice President, Procurement	2009	$300,000	—		$—		$—	$6,188		$306,188
	2008	$100,000			$223,917		$—	$16,047		$339,964

(1)	Mr. McDonnell’s employment with Pregis terminated effective February 22, 2011.

(2)	Represents the fair value of the equity awards granted during applicable fiscal year computed in accordance with ASC Topic 718. A discussion of the assumptions underlying the valuation is provided in Note 17 to the audited financial statements included within this report.

(3)	Represents amounts paid pursuant to non-equity incentive plans for the fiscal years presented. See “Grants of Plan-Based Awards in Fiscal Year 2010.”

(4)	Amount represents 2010 matching and profit sharing contributions under the Company’s 401(k).

(5)	Amount represents 2010 tax gross-up of $313,313 related to the issuance of additional shares of stock due to the reduction in the value of the Company’s stock and matching and profit sharing contributions under the Company’s 401(k) plan of $8,275.

(6)	Amount represents 2010 tax gross-up of $375,981 related to the issuance of additional shares of stock due to the reduction in the value of the Company’s stock and matching and profit sharing contributions under the Company’s 401(k) plan of $8,318.

(7)	Amount includes (i) social costs of $169,242, (ii) car at a cost of $17,309, and (iii) and living expenses of $17,309.

(8)	Amount represents 2010 tax gross-up of $61,687 related to the issuance of additional shares of stock due to the reduction in the value of the Company’s stock and matching and profit sharing contributions under the Company’s 401(k) plan of $9,950.

(9)	Amount represents the incremental fair value computed in accordance with ASC topic 718 of Mr. LaVanway’s 2007 stock option grant which was re-priced in 2010.

(10)	Amount represents the fair value computed in accordance with ASC Topic 718 of Mr. Baudhuin’s 2010 stock option grant which vests in equal installments on each of the five anniversaries of October 1, 2010 and the incremental fair value of his 2007 stock option grant which was re-priced in 2010.

(11)	Amount represents the fair value of Mr. Kvamme’s 2009 stock option grant which vests in equal installments on each of the first five anniversaries of January 4, 2010.

(12)	Amount represents the incremental fair value computed in accordance with ASC Topic 718 of Mr. Pak’s 2008 stock option grant which was re-priced in 2010.

(13)	Amount represents discretionary compensation.

(14)	All 2010 compensation amounts have been determined based on an average 2010 exchange rate of Switzerland Franc “CHF” to U.S. Dollars of 1:0.9616.
     The following table provides information about plan-based awards made to the named executive officers during fiscal 2010.
GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2010

								All Other Option
								Awards: Number	Exercise or	Grant Date
								of Securities	Base Price of	Fair Value
	Grant	Estimated Possible Payouts Under Non-			Estimated Future Payouts Under			Underlying	Option Awards	of Options
Name	Date (1)	Equity Incentive Plan Awards			Equity Incentive Plan Awards (4)			Options (5)	($/Sh)	Awards (6)
		Threshold (2)	Target	Maximum (3)	Threshold	Target	Maximum
Michael T. McDonnell	—	$37,700	$500,000	$750,000	—	—	—	—	$—	$—
D. Keith LaVanway	—	$16,852	$223,500	$335,250	—	—	—	—	$—	$—
	08/17/2007	—	—	—	—	—	—	200.000	$13,000	$338,227	(8)
Kevin J. Baudhuin	—	$15,551	$206,250	$309,375	—	—	—	—	$—	$—
	10/01/2010	—	—	—	—	—	—	57.840	$13,000	$196,298	(9)
	12/12/2007	—	—	—	—	—	—	132.160	$13,000	$212,481	(9)
Borge Kvamme (7)	—	$12,036	$159,626	$239,438	—	—	—	—	$—	$—
	01/04/2010	—	—	—	—	—	—	85.000	$13,000	$316,464	(10)
Paul S. Pak	—	$9,048	$120,000	$180,000	—	—	—	—	$—	$—
	09/01/2008	—	—	—	—	—	—	35.000	$13,000	$56,826	(11)

(1)	These are the grant dates for the equity based awards.

(2)	Represents amount of payout if threshold of 85% of target is attained with respect to both EBITDA and ratio of working capital to sales.

(3)	If actual performance equals budget, 100% of target bonus is payable and if actual performance exceeds budget, the bonus is increased by two percent for every one percent increase in performance over budget. The amounts set forth in this column are the amounts payable upon achievement of 125% of budget.

(4)	No performance-based options were granted pursuant to the Pregis Holding I Corporation 2005 Stock Option Plan, in 2010. See “Benefit Plans – 2005 Stock Option Plan.”

(5)	These options were granted pursuant to the Pregis Holding I Corporation 2005 Stock Option Plan, with time-based vesting requirements. See “Benefit Plans – 2005 Stock Option Plan.” The exercise price per share of these options was greater than or equal to the per share fair market value of the common stock of Pregis Holding I on the date of grant.

(6)	These amounts represent the grant date fair value or in the case of a re-pricing, the incremental fair value, computed in accordance with ASC Topic 718, of options granted to the named executive officers in 2010. The grant date fair value was determined using a Black-Scholes valuation model in accordance with ASC Topic 718. A discussion of the assumptions underlying the valuation is provided in Note 17 to the audited financial statements included within this report. The fair value for performance-based options is calculated for all of the performance-based options granted in 2010 based on assumptions relevant at the date of initial grant.

(7)	All amounts for Mr. Kvamme have been determined based on an average 2010 exchange rate of CHF to U.S. Dollars of 1:0.9616.

(8)	Amount represents the incremental fair value of Mr. LaVanway’s 2007 stock option grant which was re-priced in 2010.

(9)	Amount represents the fair value of Mr. Baudhuin’s 2010 stock option grant which vests in equal installments on each of the five anniversaries of October 1, 2010 of $196,298 and the incremental fair value of Mr. Baudhuin’s 2007 stock option grant which was re-priced in 2010 of $212,481.

(10)	Amount represents the fair value of Mr. Kvamme’s 2009 stock option grant which vests in equal installments on each of the five anniversaries of January 4, 2010.

(11)	Amount represents the incremental fair value of Mr. Pak’s 2008 stock option grant which was re-priced in 2010.
Employment Agreements
     The compensation paid to our executive officers derives substantially from their individually negotiated employment agreements.
     Michael T. McDonnell
     On October 2, 2006, Michael T. McDonnell, our former President and Chief Executive Officer, entered into an employment agreement, providing for a three-year term, with automatic one-year renewals, at an annual base salary of $500,000. As noted above, Mr. McDonnell’s employment with Pregis was terminated effective February 22, 2011. Commencing with the fiscal year beginning January 1, 2007, Mr. McDonnell was eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. McDonnell’s target annual bonus is 100% of his base salary. He participated in our standard benefit programs, including health, dental, life insurance and vision programs. Mr. McDonnell was entitled to severance benefits in connection with certain terminations of his employment (see “Potential Payments Upon Termination or Change in Control”). Pursuant to his employment agreement, Mr. McDonnell was granted an option to purchase 382.36 shares of Pregis Holding I common stock at a purchase price of $13,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan and vested equally over five years, subject to accelerated vesting upon a change in control of our company. Under the terms of his employment agreement, Mr. McDonnell also purchased 30 shares of the common stock of Pregis Holding I Corporation, pursuant to the terms of the Employee Stock Purchase Plan. Mr. McDonnell is also a party to a noncompetition agreement that restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
     D. Keith LaVanway
     On August 15, 2007, D. Keith LaVanway, our Chief Financial Officer, entered into an employment agreement providing for a three-year term, with automatic one-year renewals, at an annual base salary of $360,000, with employment to commence no later than September 4, 2007. As of October 1, 2010, Mr. LaVanway’s annual base salary was increased to $410,000. Commencing with the fiscal year beginning January 1, 2008, Mr. LaVanway is eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. LaVanway’s target annual bonus is 60% of his base salary. He participates in our standard benefit programs, including health, dental, life insurance and vision programs. Mr. LaVanway is entitled to severance benefits in connection with certain terminations of his employment (see “Potential Payments Upon Termination or Change in Control”). Pursuant to an option agreement, Mr. LaVanway was granted an option to purchase 200.00 shares of Pregis Holding I common stock at a purchase price of $20,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan and vests equally over five years, subject to accelerated vesting upon a change in control of our company. Under the terms of his employment agreement, Mr. LaVanway also purchased 25 shares of the common stock of Pregis Holding I Corporation, pursuant to the terms of the Employee Stock Purchase Plan. Mr. LaVanway is also a party to a noncompetition agreement that restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
     Kevin J. Baudhuin
     On December 11, 2007, Kevin J. Baudhuin, President, Protective Packaging North America, entered into an employment agreement providing for a three-year term, with automatic one-year renewals, at an annual base salary is $325,000. As of October 1, 2010 Mr. Baudhuin was named President, Global Protective Packaging, and his current annual base salary increased to $400,000. Mr. Baudhuin is also eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. Baudhuin’s target annual bonus is 60% of his base salary. Mr. Baudhuin is entitled to severance benefits in connection with certain terminations of his employment (see “Potential Payments Upon Termination or Change in Control”). In addition, Mr. Baudhuin was eligible to receive a temporary housing allowance of $5,000 per month for six months and reimbursement of reasonable related costs until he relocated to the Chicago, Illinois area. He participates in our company’s benefit programs, including health, dental, life insurance and vision programs. Pursuant to an option agreement, Mr. Baudhuin was granted an option to purchase 132.16 shares of Pregis Holding I common stock at a purchase price of $20,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan, and vests equally over five years, subject to accelerated vesting upon a change in control of our company. Mr. Baudhuin is also a party to a noncompetition agreement that restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
     Borge Kvamme
     On January 1, 2009, Borge Kvamme, President, Specialty Packaging, entered into a consultancy agreement providing for an indefinite duration, under which his current annual base salary is Switzerland Franc (CHF) 627,000 which includes (CHF) 176,000 of social costs. Mr. Kvamme is also eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. Kvamme’s target annual bonus is 40% of a base salary of CHF 415,000. The company shall provide Mr. Kvamme at its expense private health insurance at a cost of CHF 22,000 annually. Mr. Kvamme is entitled to severance benefits in connection with certain terminations of his employment (see “Potential Payments Upon Termination or Change in Control”). Mr. Kvamme is also a party to a noncompetition agreement that restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.
     Paul S. Pak
     On September 1, 2008, Paul Pak, President, Procurement, entered into an employment agreement providing for a three-year term, which automatic one-year renewals, at an annual base salary of $300,000. Mr. Pak is also eligible to receive an annual incentive bonus upon achievement of performance goals, consistent with the terms of the annual cash bonus plan described previously. Mr. Pak’s target annual bonus is 40% of his base salary. Mr. Pak is entitled to severance benefits in connection with certain terminations of his employment (see “Potential Payments Upon Termination or Change in Control). He participates in our company’s benefit programs, including health, dental, life insurance and vision programs. Pursuant to an option agreement, Mr. Pak was granted an option to purchase 50 shares of Pregis Holding I common stock at a purchase price of $20,000 per share. The stock option grant was made pursuant to our 2005 Stock Option Plan and vests equally over five years, subject to accelerated vesting upon a change in control of our company. Mr. Pak is also a party to a noncompetition agreement that restricts him for one year following his termination of employment from rendering any services to a competitor or soliciting our customers or employees.

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
     The Pregis Holding I board of directors may amend, alter, or terminate the stock option plan. Any board action may not adversely alter outstanding options without the consent of the optionee. The stock option plan will terminate ten years from its effective date, but all outstanding options will remain effective until satisfied or terminated under the terms of the stock option plan and option agreement.
     As discussed in the Compensation Discussion and Analysis section options priced in excess of $13,000 were re-priced as of September 22, 2010.
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
     The following table sets forth information concerning outstanding awards of options to purchase shares of common stock of Pregis Holding I which have been granted to the named executive officers as of December 31, 2010.

		Number of Securities
	Number of Securities	Underlying
	Underlying Unexercised	Unexercised Options		Option Exercise	Option Expiration
Name	Options (#) Exercisable	(#) Unexercisable (1)		Price	Date
Michael T. McDonnell	305.8880	76.4720	(2)	$13,000	10/02/2016
Michael T. McDonnell	2.1612			13,000	02/27/2017
D. Keith LaVanway	120.00	80.00	(3)	13,000	08/15/2017
D. Keith LaVanway	1.4817			13,000	03/04/2018
Kevin J. Baudhuin	79.2960	52.8640	(4)	13,000	12/12/2017
Kevin J. Baudhuin	5.3460	2.6730	(5)	13,000	01/01/2020
Kevin J. Baudhuin	—	57.8400	(6)	13,000	10/01/2020
Paul Pak	14.0000	21.0000		13,000	09/01/2018
Borge Kvamme	—	85.0000	(7)	13,000	01/04/2020

(1)	Unvested stock options vest fully upon a change in control of our company.

(2)	Vest in equal installments on each of the next three anniversaries of October 6, 2008.

(3)	Vest in equal installments on each of the next four anniversaries of September 19, 2008.

(4)	Vest in equal installments on each of the next four anniversaries of June 1, 2008.

(5)	Vest in equal installments on each of the next three anniversaries of January 1, 2010.

(6)	Vest in equal installments on each of the next five anniversaries of October 1, 2010.

(7)	Vest in equal installments on each of the next five anniversaries of January 4, 2010.

Pension Benefits
     None of our named executive officers participate in Company-sponsored defined benefit plans or post-retirement benefit plans.
Potential Payments Upon Termination or Change in Control
     The following sets forth potential payments to our named executive officers upon termination of employment or upon a change in control under their employment agreements and our other compensation programs. All payments assume a termination and change in control date of December 31, 2010 and an estimated value per share of approximately $10,000 as of December 31, 2010. The estimated value per share is based on an estimated enterprise value of the Company determined using an EBITDA multiple of approximately 6.50 times, which approximates a current comparable market multiple of EBITDA.
     Michael T. McDonnell
     Pursuant to his employment agreement, if Mr. McDonnell were terminated without “cause” (as defined in the employment agreement), if he were to terminate his employment for “good reason” (as defined in the employment agreement), or if the term of his employment were not renewed, Mr. McDonnell would be entitled to (A) a cash payment of $500,000, payable over twelve months, (B) no incentive bonus for the year of termination, based on actual performance, (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan and (D) the continuation of medical benefits until the earlier of one year following termination at a cost of $7,261and the date Mr. McDonnell becomes eligible for medical benefits from a subsequent employer. Pursuant to his employment agreement, if Mr. McDonnell were terminated as a result of his death or disability (as defined in the employment agreement), Mr. McDonnell, his estate or legal representative, as the case may be, would be entitled to all amounts accrued to the date of termination and payable to Mr. McDonnell per the terms of the employment agreement and under any other bonus, incentive or other plan, at the same time such payments would be made if he had terminated without “cause” or for “good reason.” Our obligation to provide the termination payment, the incentive bonus and the continued medical benefits is conditioned upon Mr. McDonnell’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. McDonnell of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. McDonnell’s termination of employment. Assuming that a change in control took place on December 31, 2010, these options would not be in the money.
     As discussed previously, Mr. McDonnell’s employment with the Company was terminated on February 22, 2010. He entered into a separation agreement with the Company dated February 25, 2010 which provides for certain severance benefits to which he is entitled.
     D. Keith LaVanway
     Pursuant to his employment agreement, if Mr. LaVanway were terminated without “cause” (as defined in the employment agreement), or if the term of his employment were not renewed, Mr. LaVanway would be entitled to (A) a cash payment of $410,000, payable over twelve months, (B) no incentive bonus for the year of termination, based on actual performance, (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan and (D) the continuation of medical benefits until the earlier of one year following termination at a cost of $7,261 and the date Mr. LaVanway becomes eligible for medical benefits from a subsequent employer. Pursuant to his employment agreement, if Mr. LaVanway were terminated as a result of his death or disability (as defined in the employment agreement), Mr. LaVanway, his estate or legal representative, as the case may be, would be entitled to all amounts accrued to the date of termination and payable to Mr. LaVanway per the terms of the employment agreement and under any other bonus, incentive or other plan. Our obligation to provide the termination payment, the incentive bonus and the continued medical benefits is conditioned upon Mr. LaVanway’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. LaVanway of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. LaVanway’s termination of employment. In addition, Mr. LaVanway holds options to acquire our common stock that vest upon a change in control as defined in the 2005 Stock Option Plan. Assuming that a change in control took place on December 31, 2010, these options would not be in the money.
     Kevin J. Baudhuin
     Pursuant to his employment agreement, if Mr. Baudhuin were terminated without “cause” (as defined in the employment agreement), he would be entitled to (A) a cash payment of $400,000, payable over twelve months, (B) an incentive bonus for the year of termination, based on actual performance which would equal $82,016 and (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan. Pursuant to his employment agreement, if Mr. Baudhuin were terminated as a result of his death or disability (as defined in the employment agreement), Mr. Baudhuin, his estate or legal representative, as the case may be, would be entitled to all amounts accrued to the date of termination and payable to Mr. Baudhuin per the terms of the employment agreement and under any other bonus, incentive or other plan. Our obligation to provide the termination payment and the incentive bonus is conditioned upon Mr. Baudhuin’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. Baudhuin of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. Baudhuin’s termination of employment. In addition, Mr. Baudhuin holds options to acquire our common stock that vest upon a change in control as defined in the 2005 Stock Option Plan. Assuming that a change in control took place on December 31, 2010, these options would not be in the money.
     Paul S. Pak
     Pursuant to his employment agreement, if Mr. Pak were terminated without “cause” (as defined in the employment agreement), he would be entitled to (A) a cash payment of $300,000, payable over twelve months, (B) no incentive bonus for the year of termination, and (C) all accrued but unpaid amounts payable under his employment agreement and any other employee benefit plan. Pursuant to his employment agreement, if Mr. Pak were terminated as a result of his death or disability (as defined in the employment agreement), Mr. Pak, his estate or legal representative, as the case may be, would be entitled to all amounts accrued to the date of termination and payable to Mr. Pak per the terms of the employment agreement and under any other bonus, incentive or other plan. Our obligation to provide the termination payment and the incentive bonus is conditioned upon Mr. Pak’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. Pak of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. Pak’s termination of employment. In addition, Mr. Pak holds options to acquire our common stock that vest upon a change in control as defined in the 2005 Stock Option Plan. Assuming that a change in control took place on December 31, 2010, these options would not be in the money.
     Borge Kvamme
     Pursuant to his employment agreement, if Mr. Kvamme were terminated without “cause” (as defined in the employment agreement), he would be entitled to (A) a cash payment of CHF 627,000, payable over twelve months, (B) an incentive bonus for the year of termination, which at target performance would equal CHF 166,000, (C) twelve months of private health insurance and (D) all accrued but unpaid amounts payable under his employment agreement. Our obligation to provide the termination payment and the incentive bonus is conditioned upon Mr. Kvamme’s continued compliance with his obligations under a noncompetition agreement and the execution by Mr. Kvamme’s of a release of claims. The provisions of the noncompetition agreement pertaining to noncompetition and nonsolicitation apply for one year following Mr. Kvamme’s termination of employment.

     Director Compensation
DIRECTOR COMPENSATION FOR 2010

Non-Equity
	Fees Earned or		Incentive Plan	Change in	All Other
Name	Paid in Cash	OptionAwards (1)	Compensation	Pension Value	Compensation	Total
James W. Leng	—	$—	—	—	—	$—
James D. Morris	—	—	—	—	—	—
John P. O’Leary, Jr.	—	—	—	—	—	—
James E. Rogers	—	—	—	—	—	—
Glenn Fischer, Brian R. Hoesterey,
Thomas J. Pryma, John L. Garcia	—	—	—	—	—	—
Michael T. McDonnell (2)	—	—	—	—	—	—

(1)	During 2005, each of Messrs. Leng, Morris, O’Leary, Jr. and Rogers were granted an option to acquire 41.380 shares of Pregis Holding I common stock at an exercise price of $13,000 per share vesting in equal installments over five years. These options are now all fully vested.

(2)	Mr. McDonnell received no compensation for serving as a director. See the “Summary Compensation Table” for amounts paid to him as compensation for serving as President and Chief Executive Officer.
     None of our directors currently receive any cash compensation for their services on the board of directors or any committee of the board of directors. The Company currently reimburses them for all out-of-pocket expenses incurred in the performance of their duties as directors.
Compensation Committee Interlocks and Insider Participation
     The board of directors of Pregis Holding II has formed a compensation committee. The members of the committee are Messrs. Pryma, Garcia, Hoesterey, and O’Leary. During fiscal 2009 none of the members of the compensation committee was an officer or employee of Pregis Holding II or any of its subsidiaries. Messrs. Pryma, Garcia and Hoesterey are partners of AEA Investors LP. See Item 13, “Certain Relationships and Related Transactions, and Director Independence – AEA Investors.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     All of our issued and outstanding common stock is held by Pregis Holding I Corporation. The following table sets forth information, as of December 31, 2010, with respect to the beneficial ownership of Pregis Holding I by (a) any person or group who will beneficially own more than five percent of the outstanding common stock of Pregis Holding I, (b) each of the directors of Pregis and Pregis Holding II and the executive officers of Pregis and Pregis Holding II named in Item 11, “Executive Compensation” and (c) all of the directors of Pregis and Pregis Holding II and the executive officers of Pregis and Pregis Holding II as a group.

	Number of Shares of	Percent of
	Common Stock	Outstanding
Name of Beneficial Owner:	Beneficially Owned(1)	Common Stock

Directors and named executive officers:

AEA Investors (2)	14,900	98.0%

Michael T. McDonnell (3)	30	*

D. Keith LaVanway(4)	38	*

Kevin J. Baudhuin (5)	46	*

Paul Pak (6)	8	*

Borge Kvamme (7)	5	*

John L. Garcia (8)	—	—

Glenn Fischer (8)	—	—

Brian R. Hoesterey (8)	—	—

James W. Leng (9)	—	—

John P. O’Leary, Jr. (9)	—	—

James D. Morris (9)	15	*

Thomas J. Pryma (8)	—	—

James E. Rogers (9)	—	—

All directors and executive officers as a group (16 persons) (10)	173	1.3%

*	Represents ownership of less than one percent.

(1)	As used in this table, each person or entity with the power to vote or direct the disposition of shares of common stock is deemed to be a beneficial owner.

(2)	Consists of shares of common stock held by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd. The address for AEA Investors LP is 55 East 52nd Street, New York, New York 10055. The address for AEA Management (Cayman) Ltd. is c/o Walkers SPV Limited, P.O. Box 908GT, George Town, Grand Cayman, Cayman Islands.

(3)	Does not include approximately 400 shares of common stock subject to options which have been granted, of which 308 are exercisable.

(4)	Does not include approximately 209 shares of common stock subject to options which have been granted, of which 122 are exercisable.

(5)	Does not include approximately 195 shares of common stock subject to options which have been granted, of which 85 are exercisable.

(6)	Does not include approximately 35 shares of common stock subject to options which have been granted, of which 14 are exercisable.

(7)	Does not include approximately 85 shares of common stock subject to options which have been granted, of which none are exercisable.

(8)	Messrs. Garcia, Fischer, Hoesterey and Pryma serve on the board of directors of Pregis Holding II as representatives of AEA Investors LP. Mr. Garcia is President of AEA Investors LP, Messrs. Hoesterey and Pryma are partners of AEA Investors LP and Mr. Fischer is an operating partner of AEA Investors LP. Messrs. Garcia, Fischer, Hoesterey and Pryma disclaim beneficial ownership of common stock owned by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd., except to the extent of their respective pecuniary interests therein.

(9)	Does not include approximately 41 shares of common stock subject to options which have been granted, of which 41 are exercisable.

(10)	Does not include approximately 1,200 shares of common stock subject to options which have been granted, of which 739 are exercisable. Also excludes shares held by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd. Messrs. Garcia, Fischer, Hoesterey and Pryma serve on the board of directors of Pregis Holding II as representatives of AEA Investors LP. Mr. Garcia is President of AEA Investors LP, Messrs. Hoesterey and Pryma are partners of AEA Investors LP and Mr. Fischer is an operating partner of AEA Investors LP. Messrs. Garcia, Fischer, Hoesterey and Pryma disclaim beneficial ownership of common stock owned by investment vehicles managed by AEA Investors LP and AEA Management (Cayman) Ltd., except to the extent of their respective pecuniary interests therein.
     The following table summarizes information, as of December 31, 2010, relating to equity compensation plans of Pregis Holding I pursuant to which grants of options, restricted stock, or certain other rights to acquire shares of Pregis Holding I may be granted from time to time.
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	2,091.62	$13,000/share	411.00
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,091.62	$13,000/share	411.00

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
AEA Investors
     We are party to a management agreement with AEA Investors LP relating to the provision of advisory and consulting services. Under the management agreement, we pay AEA Investors LP an annual fee of $1.5 million, plus reasonable out-of-pocket expenses. We also agreed to indemnify AEA Investors LP and its affiliates for liabilities arising from their actions under the management agreement. For the years ended December 31, 2010, 2009 and 2008, we paid fees, and related expenses, to AEA Investors of $2.5 million, $2.1 million, and $1.7 million, respectively, pursuant to this agreement. We believe that the management agreement and the services above mentioned are or were on terms at least as favorable to us as we would expect to negotiate with unrelated third parties.
Other Related Party Transactions
     The Company had sales to affiliates of AEA Investors LP totaling $2.4 million, $1.0 million, and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the same periods, the Company made purchases from affiliates of AEA Investors LP totaling $15.8 million, $11.2 million and $11.9 million, respectively.
Board of Directors
     The board of directors of Pregis Holding II consists of 8 members, including four members who are representatives of AEA Investors, Messrs. Garcia, Fischer, Hoesterey and Pryma, and three members who are investors in AEA Investors funds, Messrs. Leng, O’Leary, Jr., and Rogers.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table presents by category of service the total fees for services rendered by Ernst & Young LLP, the Company’s principal accountant, for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010	2009
	(dollars in thousands)
Audit Fees (1)	$2,579	$3,095
Audit-Related Fees (2)	51	28
Tax Fees (3)	132	14
All Other Fees (4)	2	—

	$2,764	$3,137

(1)	Includes fees and out-of-pocket expenses for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements, as well as other statutory audit services. Amount also includes fees for reviews of quarterly financial statements, comfort letters, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Includes fees and out-of pocket expenses for professional services rendered in connection with due diligence related to acquisitions.

(3)	Includes tax compliance services in certain foreign locations.

(4)	All other fees in 2010 include a subscription for access to an accounting research tool.
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
     For 2010, the Audit Committee discussed the non-audit services with Ernst & Young LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and Public Accounting Oversight Board. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Ernst & Young LLP was compatible with maintaining their independence.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Annual Report:
1.	Financial Statements.

See Index to Financial Statements on page 48 of this report.

2.	Financial Statement Schedules.

See Schedule II – Valuation and Qualifying Allowances on page 92 of this report. All other schedules are not required under the relevant instructions or are inapplicable and therefore have been omitted.

3.	List of Exhibits.

See Exhibit Index beginning on page 118 of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREGIS HOLDING II CORPORATION

By:	/s/ Glenn M. Fischer Glenn M. Fischer
President, Chief Executive Officer
Date: March 25, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature		Title	Date

/s/ Glenn Fischer Glenn Fischer		Chief Executive Officer and Director (principal executive officer)	March 25, 2011

/s/ D. Keith LaVanway D. Keith LaVanway		Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 25, 2011

/s/ John L. Garcia John L. Garcia		Director	March 25, 2011

/s/ Brian R. Hoesterey Brian R. Hoesterey		Director	March 25, 2011

/s/ James W. Leng James W. Leng		Director	March 25, 2011

/s/ John P. O’Leary, Jr. John P. O’Leary, Jr.	.	Director	March 25, 2011

/s/ James D. Morris James D. Morris		Director	March 25, 2011

/s/ Thomas J. Pryma Thomas J. Pryma		Director	March 25, 2011

/s/ James E. Rogers James E. Rogers		Director	March 25, 2011

EXHIBIT INDEX

Exhibit
Number		Description
2.1		Stock Purchase Agreement, dated as of June 23, 2005, as amended, among Pactiv Corporation and certain of its affiliates, as sellers, and PFP Holding II Corporation, as purchaser. (1)

2.2		Sale and Purchase Agreement dated as of July 4, 2007 between Mirto Trading LTD, Mr. Birliba Mihai, Ms. Olariu Angelica, Mr. Mitrea Florin, Pro Logistics S.R.L, and Pregis GmbH. (6)

3.1		Certificate of Incorporation of Pregis Holding II Corporation. (1)

3.2		By-laws of Pregis Holding II Corporation. (1)

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

4.3		Form of Initial Notes and Form of Exchange Notes (included within the Indentures filed as Exhibit 4.1 and Exhibit 4.2). (1)

4.3	(a)	Form of Initial Notes and Form of Exchange Notes (included within the Supplemental Indenture filed as Exhibit 4.1 (a). (8)

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

10.1	(a)
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

Exhibit
Number		Description
Island Branch, as administrative agent and collateral agent, and the other parties thereto.

10.1	(c)
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

10.8		Management Agreement, dated October 12, 2005, by and between Pregis Corporation and AEA Investors LLC. (1)

10.9†		Pregis Holding I Corporation 2005 Stock Option Plan. (1)

10.10†		Form of Time-Vesting Nonqualified Stock Option Agreement. (1)

10.11†		Form of Performance-Vesting Nonqualified Stock Option Agreement (5)

10.12†		Pregis Holding I Corporation Employee Stock Purchase Plan. (1)

10.13†		Form of Pregis Holding I Corporation Employee Stock Purchase Plan Employee Subscription Agreement. (1)

10.14†		Employment Agreement, dated October 2, 2006, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Michael T. McDonnell,

Exhibit
Number	Description

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

10.17†	Employment Agreement, dated August 15, 2007, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and D. Keith LaVanway. (7)

10.18†	Management Agreement between Pregis NV and Fernando De Miguel, dated May 15, 2007. (7)

10.19†	Employment Agreement, dated December 11, 2007, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Kevin J. Baudhuin.

10.20†	Separation Agreement and Release, dated September 30, 2009, by and between Fernando De Miguel and Pregis NV.

10.21†	Separation Agreement and Release, dated February 25, 2011, by and among Pregis Holding I Corporation, Pregis Holding II Corporation, and Pregis Corporation and Michael T. McDonnell. (9)

10.22†	Employment Amendment, dated October 1, 2010, by and among Pregis Holding I Corporation and Pregis Holding II Corporation and Pregis Corporation and Kevin J. Baudhuin.*

10.23
Credit Agreement by and among Pregis Holding II Corporation, as parent, Pregis Corporation and certain subsidiaries therefore, as US Borrowers, certain subsidiaries of Pregis Corporation, as UK Borrowers, the lenders that are signatories hereto as the lenders, and Wells Fargo Capital Finance, LLC as the Agent dated as of March 23, 2011 *

10.24	Security Agreement, dated as of March 23, 2011, among Pregis Corporation, the other parties thereto, and Wells Fargo Capital Finance, LLC, as administrative agent and collateral agent. *

12.1	Computation of Ratio of Earnings to Fixed Charges. *

21.1	List of Subsidiaries. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Executive Officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Financial Officer. *

32.1	Certification of Pregis Holding II Corporation’s Chief Executive Officer pursuant to Section 906 of The Sarbanes Oxley Act of 2002. *

32.2	Certification of Pregis Holding II Corporation’s Chief Financial Officer pursuant to Section 906 of The Sarbanes Oxley Act of 2002. *

(1)	Incorporated by reference to Amendment No. 1 to the registrant’s registration statement on Form S-4/A, (No. 333-130353), filed with the Commission on February 14, 2006.

(2)	Incorporated by reference to Amendment No. 2 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on November 9, 2006.

(3)	Incorporated by reference to Amendment No. 3 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on January 12, 2007.

(4)	Incorporated by reference to Amendment No. 4 to the registrant’s registration statement on Form S-4/A, as amended (No. 333-130353), filed with the Commission on April 16, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on February 28, 2008.

(6)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed with the Commission on July 9, 2007.

(7)	Incorporated by reference to Exhibits 10.30, 10.31, 10.32 and 10.33 to the Annual Report on Form 10-K, filed with the Commission on March 24, 2008.

(8)	Incorporated by reference to Exhibits 4.1, 4.2, 10.1, 10.3, and 10.4 to the Current Report on Form 8-K of Pregis Holding II Corporation, filed with the Commission on October 5, 2009.

(9)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the Commission on March 2, 2011.

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

*	Filed herewith.