Form 10-Q
period 2011-03-31
Pregis Holding II CORP
filed 2011-05-11
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of March 31, 2011.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$31,066	$47,845
Accounts receivable
Trade, net of allowances of $8,034 and $7,513 respectively	143,026	118,836
Other	9,093	18,573
Inventories, net	103,926	88,975
Deferred income taxes	3,777	3,699
Due from Pactiv	1,133	1,161
Prepayments and other current assets	10,344	9,131

Total current assets	302,365	288,220
Property, plant and equipment, net	202,764	198,260
Other assets
Goodwill	141,213	139,795
Intangible assets, net	53,132	53,642
Deferred financing costs, net	5,329	4,816
Due from Pactiv, long-term	8,426	8,168
Pension and related assets	12,313	11,848
Restricted Cash	3,502	3,501
Other	437	448

Total other assets	224,352	222,218

Total assets	$729,481	$708,698

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$4,134	$46,363
Accounts payable	111,552	101,266
Accrued income taxes	4,946	2,971
Accrued payroll and benefits	17,589	14,626
Accrued interest	12,524	7,654
Other	20,552	20,903

Total current liabilities	171,297	193,783

Long-term debt	501,500	442,908
Deferred income taxes	15,100	16,029
Long-term income tax liabilities	4,177	5,732
Pension and related liabilities	4,311	4,149
Other	17,725	19,566
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at March 31, 2011 and December 2010	—	—
Additional paid-in capital	155,291	155,055
Accumulated deficit	(127,139)	(119,400)
Accumulated other comprehensive loss	(12,781)	(9,124)

Total stockholder’s equity	15,371	26,531

Total liabilities and stockholder’s equity	$729,481	$708,698

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2011	2010

Net Sales	$226,998	$210,036

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	178,350	162,470
Selling, general and administrative	33,074	36,880
Depreciation and amortization	12,370	11,195
Other operating expense, net	295	647

Total operating costs and expenses	224,089	211,192

Operating income (loss)	2,909	(1,156)
Interest expense	13,130	12,004
Interest income	—	(36)
Foreign exchange (income) loss, net	(1,128)	1,277

Loss before income taxes	(9,093)	(14,401)
Income tax benefit	(1,354)	(2,193)

Net loss	$(7,739)	$(12,208)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(7,739)	$(12,208)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	12,370	11,195
Deferred income taxes	(1,814)	(2,873)
Unrealized foreign exchange (gain) loss	(952)	1,222
Amortization of deferred financing costs	866	880
Amortization of debt discount	809	734
Gain on disposal of property, plant and equipment	(85)	(42)
Stock compensation expense	236	664
Changes in operating assets and liabilities
Accounts and other receivables, net	(9,434)	(4,738)
Due from Pactiv	34	(64)
Inventories, net	(11,568)	(8,661)
Prepayments and other current assets	(846)	(1,001)
Accounts payable	6,472	14,383
Accrued taxes	242	(510)
Accrued interest	4,641	4,598
Other current liabilities	3,006	(1,993)
Pension and related assets and liabilities, net	(117)	(467)
Other, net	(1,994)	840

Cash provided by (used in) operating activities	(5,873)	1,959

Investing activities
Capital expenditures	(8,429)	(6,836)
Proceeds from sale of assets	217	94
Acquisition of business, net of cash acquired	(253)	(31,385)
Change in restricted cash	—	(3,500)

Cash used in investing activities	(8,465)	(41,627)

Financing activities
Repayment of debt	(43,000)	—
Proceeds from ABL credit facility	40,084
Proceeds from revolving credit facility	500	500
Deferred financing fees	(1,128)
Other, net	2	(16)

Cash provided by (used in) financing activities	(3,542)	484
Effect of exchange rate changes on cash and cash equivalents	1,101	(1,787)

Decrease in cash and cash equivalents	(16,779)	(40,971)
Cash and cash equivalents, beginning of period	47,845	80,435

Cash and cash equivalents, end of period	$31,066	$39,464

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
Basis of Presentation
     The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.
     In February 2010 the Company acquired all of the outstanding shares of IntelliPack (see Note 14). The results of operations of IntelliPack, Inc. (“IntelliPack”) are included in the consolidated results of the Company beginning February 20, 2010.
     These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

2. INVENTORIES
     The major components of net inventories are as follows:

	March 31,	December 31,
	2011	2010
Finished goods	$50,567	$42,192
Work-in-process	17,441	15,014
Raw materials	33,371	29,470
Other materials and supplies	2,547	2,299

	$103,926	$88,975

     Inventories at March 31, 2011 and at December 31, 2010 were stated net of reserves totaling $2,168 and $2,156, respectively.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill by reportable segment for the three months ended March 31, 2011 are as follows:

	December 31,	Foreign Currency	March 31,
Segment	2010	Translation	2011
Protective Packaging	$110,326	$(104)	$110,222
Specialty Packaging	29,469	1,522	30,991

Total	$139,795	$1,418	$141,213

     The Company’s other intangible assets are summarized as follows:

	Average	March 31, 2011		December 31, 2010
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Customer relationships	12	$50,237	$20,247	$48,922	$18,772
Patents	10	14,345	1,900	12,097	1,352
Non-compete agreements	2 - 5	4,934	3,446	4,902	3,319
Software	3	4,290	3,275	3,971	2,884
Land use rights and other	32	1,472	713	1,390	648
Trademarks and trade names	20	3,000	163	3,000	125
In-process research and development	10	—	—	2,200	183
Intangible assets not subject to amortization:
Trademarks and trade names		4,598	—	4,443	—

Total		$82,876	$29,744	$80,925	$27,283

     Amortization expense related to intangible assets totaled $1,924 and $1,189 for the three months ended March 31, 2011 and 2010, respectively.

4. DEBT
     The Company’s long-term debt consists of the following:

	March 31,	December 31,
	2011	2010

ABL credit facility, due March, 2016	$40,084	$—
Revolving Credit Facility, due October, 2011	—	42,500
Senior secured 2005 notes, due April, 2013	141,740	133,700
Senior secured 2009 notes, due April, 2013 net of discount of $6,619 at March 31, 2011 and $6,928 at December 31, 2010	170,556	160,197
Senior subordinated notes, due October, 2013, net of discount of $1,174 at March 31, 2011 and $1,272 at December 31, 2010	148,826	148,728
Foreign lines of credit	4,009	3,719
Other	419	427

Total debt	505,634	489,271
Less: short-term debt	(4,134)	(46,363)

Long-term debt	$501,500	$442,908

     For the three months ended March 31, 2011 the revaluation of the Company’s euro-denominated senior secured notes resulted in unrealized foreign exchange loss of $18,090 which has been partially offset by unrealized gains of $16,609 related to the revaluation of the Company’s euro-denominated intercompany notes receivable for the three months ended March 31, 2011. For the three months ended March 31, 2010, the revaluation of the Company’s euro-denominated senior secured notes resulted in unrealized foreign exchange gain of $18,158 which has been partially offset by unrealized losses of $16,671 related to the revaluation of the Company’s euro-denominated intercompany notes receivable for the three months ended March 31, 2010. These amounts are included within foreign exchange loss, net in the Company’s consolidated statements of operations.
     In March 2011, Pregis Holding II and Pregis and certain of their subsidiaries entered into a $75 million Credit Agreement with Wells Fargo Capital Finance, LLC, as agent, Wells Fargo Bank, National Association, as lender and other lenders from time to time parties thereto (“ABL credit facility”). The ABL credit facility provides for borrowings in dollars, euros and pounds sterling and consists of (1) a UK facility, under which certain UK subsidiaries of Pregis (the “UK Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the UK borrowing base and $30 million and (2) a US facility, under which certain US subsidiaries of Pregis (the “US Borrowers” and, together with the UK Borrowers, the “Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the US borrowing base and $75 million less amounts outstanding under the UK facility. The borrowing base is calculated on the basis of certain permitted over advance amounts, plus a percentage of certain eligible accounts receivable and eligible inventory, subject to reserves established by the agent from time to time. The ABL credit facility provides for the issuances of letters of credit and a swingline subfacility. The ABL credit facility also provides for future uncommitted increases of its maximum amount, not to exceed $40 million.
     The ABL credit facility matures on the earlier of March 2016 and the date that is 90 days prior to the maturity of the existing high yield notes of Pregis Corporation (as such notes may be refinanced prior to such maturity date). Advances under the ABL credit facility bear interest, at the Borrowers’ option, equal to adjusted LIBOR plus an applicable margin for LIBOR loans or a base rate plus an applicable margin for base rate loans. The applicable margin for LIBOR loans ranges from 2.5% to 3%, depending on the average quarterly excess availability of the Borrowers. The applicable margin for base rate loans is 100 basis points lower than the applicable margin for the LIBOR loans.
     All obligations under the ABL credit facility are guaranteed by Pregis Holding II and certain of its direct and indirect subsidiaries (other than certain non wholly-owned and immaterial subsidiaries and certain foreign subsidiaries), with foreign guarantors guaranteeing only the obligations of the UK Borrowers. All obligations under the ABL credit facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first-priority security interest in substantially all assets of Pregis Holding II, the Borrowers and the guarantors, as well as the pledge of 100% of the capital stock of the Borrowers, the guarantors and their direct subsidiaries, with the obligations of the US Borrowers being secured only by (1) a first-priority security interest in substantially all assets of Pregis Holding II, the US Borrowers and the domestic guarantors, (2) a pledge of 100% of the capital stock of the US Borrowers, the domestic guarantors and their direct domestic subsidiaries and (3) a pledge of 65% of the voting capital stock and 100% of the non-voting capital stock of the first-tier foreign subsidiaries of the US Borrowers and domestic guarantors. The security interest in the domestic collateral ranks prior to the security interest securing the Company’s existing second priority floating rate notes due 2013. The lenders under the ABL credit facility have agreed to share their domestic collateral with future secured notes, if any, that refinance the existing notes, with the ABL credit facility retaining a first priority security interest in all accounts receivable, inventory and certain related assets of Pregis Holding II, the US Borrowers and the domestic guarantors and subordinating its security interest in all other domestic assets and the capital stock of the US Borrowers, domestic guarantors and their direct subsidiaries to the liens securing such new secured notes, if any.
     As of March 31, 2011, borrowings under the ABL credit facility totaled $40,084, outstanding letters of credit were $6,750, and remaining availability was $28,166. The Company utilized proceeds from the ABL credit facility to pay off and terminate its pre-existing $50 million revolving credit facility. It is the current intent of the Company to hold the debt until its maturity, resulting in the debt’s classification as long-term as of March 31, 2011.
     Pregis’s senior secured notes were issued in the principal amount of €100.0 million and €125.0 million, respectively, and bear interest at a floating rate equal to EURIBOR (as defined) plus 5.00% per year (for a total rate of 5.985% as of December 31, 2010). Interest resets quarterly and is payable quarterly on January 15, April 15, July 15 and October 15. The senior secured notes mature on April 15, 2013. The senior subordinated notes were issued in the principal amount of $150.0 million and bear interest at the rate of 12.375% annually. Interest on the senior subordinated notes is payable semi-annually on April 15 and October 15. The senior subordinated notes mature on October 15, 2013. The senior subordinated notes were issued at a discount of 98.149% of their principal amount, resulting in an initial discount of $2.8 million, which is being amortized using the effective interest method over the term of the notes. The senior secured notes issued in 2009 were issued at a discount of 94% of their principal amount, resulting in an initial discount of $11.0 million, (€7.5million), which is being amortized using the effective interest method over the term of the notes. The senior secured notes and senior subordinated notes do not have required principal payments prior to maturity.
     Pregis Holding II and Pregis’s domestic subsidiaries have guaranteed the obligations under the senior secured notes and the senior subordinated notes on a senior secured basis and senior subordinated basis, respectively. Additionally, the senior secured notes are secured on a second priority basis by liens on all of the domestic collateral (subject to certain exceptions) securing Pregis’s ABL credit facility. In the event that secured creditors exercise remedies with respect to Pregis and its guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by the first priority liens under the ABL credit facility and any other first priority obligations.

     In March 2011, the Company borrowed amounts available to its foreign subsidiaries under two local lines of credit. The first subsidiary line of credit allows for borrowings up to a certain percentage of such subsidiary’s specified accounts receivable. As of March 31, 2011 amounts outstanding under this foreign line of credit totaled $4.0 million. The second foreign line of credit allows for issuances of letters of credit only which totaled $3.6 million as of March 31, 2011.
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
     In order to maintain its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt, the Company established an interest rate swap arrangement in the notional amount of 65 million euro from EURIBOR-based floating rates to a fixed rate over the period of October 1, 2008 to April 15, 2011. This swap arrangement was designated as a cash flow hedge and changes in the fair value of this instrument are expected to be highly effective in offsetting the fluctuations in the floating interest rate and are, therefore, being recorded in other comprehensive income until the underlying transaction is recorded. This swap arrangement was settled in March 2011.
     The accounting for the cash flow impact of the swap was recorded as an adjustment to interest expense. For the three months ended March 31, 2011, the swap resulted in an increase to interest expense of $1,654, which included additional expense of $838 related to the termination of the swap. For the three months ended March 31, 2010, the swap resulted in an increase to interest expense of $927.
     At March 31, 2011, the Company’s contingent purchase consideration relating to the IntelliPack acquisition in 2010 is recorded at fair value and is categorized as Level 3 within the fair value hierarchy. The fair value of this liability is estimated using a present value analysis as of March 31, 2011 and was $9.4 million. This analysis considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast, and the associated discount rate. A rollforward of this liability from the acquisition date to the balance sheet date is as follows:

Fair Value Measurements
at Reporting Date
Using Significant
Unobservable Inputs
(Level 3)
Contingent purchase consideration liability
Fair value at acquisition date	$9,700
Payments	(772)
Change in fair value (1)	672

Balance as of December 31, 2010	$9,600

Payments	(253)
Change in fair value (1)	53

Balance as of March 31, 2011	$9,400

(1)	The adjustment to original contingent purchase consideration liability recorded was the result of using revised financial forecasts and updated fair value measurement and is included in interest expense in the statement of operations
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. The carrying value of amounts outstanding under the Company’s senior secured credit facilities is considered to approximate fair value as interest rates vary, based on prevailing market rates. At March 31, 2011, the fair values of the Company’s senior secured notes (issued in 2005), senior secured notes (issued in 2009), and senior subordinated notes were estimated to be $137,488, $171,860, and $145,125 respectively, based on quoted market prices. Under ASC Topic 825, “Financial Instruments”, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under this standard for any of its financial assets or liabilities.
6. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands.
     The components of net periodic pension cost related to these plans for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Service cost of benefits earned	$588	$496
Interest cost on benefit obligations	1,291	1,178
Expected return on plan assets	(1,642)	(1,596)
Amortization of unrecognized net gain	—	(10)

Net periodic pension cost	$237	$68

7. OTHER OPERATING EXPENSE, NET
     A summary of the items comprising other operating expense, net is as follows:

	Three Months Ended March 31,
	2011	2010

Gain on disposal of property, plant and equipment	$(85)	$(42)
Restructuring expense	486	630
Other expense, net	(106)	59

Other operating expense, net	$295	$647

     Restructuring activities are discussed further in Note 8 below.
8. RESTRUCTURING ACTIVITY
     In 2010, the Company incurred restructuring costs in its European operations in an effort to upgrade management and to further drive cost reductions. The Company used outside consultants to aid in this process. These efforts have continued in 2011.
     Following is a reconciliation of the restructuring liability for the three months ended March 31, 2011.

	December 31,			Cash	Foreign Currency	March 31,
Segment	2010	Severance	Other	Paid Out	Translation	2011
Protective Packaging	$135	$32	$185	$(276)	$3	$79
Specialty Packaging	822	3	—	(430)	35	430
Corporate	—	—	266	(266)	—	—

Total	$957	$35	$451	$(972)	$38	$509

     Amounts recorded for restructuring liabilities are included in other current liabilities on the Company’s consolidated balance sheets.
9. INCOME TAXES
     The Company’s effective tax rate was (14.89)% and (15.23)% for the three months ended March 31, 2011 and 2010, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Three Months Ended March 31,
	2011	2010
U.S. federal income tax rate	(35.00)%	(35.00)%
Changes in income tax rate resulting from:
Valuation allowances	14.58	18.74
State and local taxes on income, net of U.S. federal income tax benefit	(1.36)	(0.63)
Foreign rate differential	0.53	0.45
Permanent differences	2.08	1.35
Other	4.28	(0.14)

Income tax benefit	(14.89)%	(15.23)%

10. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its sponsors, AEA Investors LP and its affiliates, who provide various advisory and consulting services. Fees and expenses incurred under this agreement totaled $510 for the three months ended March 31, 2011, and $962 for the same period of 2010 which included a $500 fee for services related to the acquisition of IntelliPack.
     The Company had sales to affiliates of AEA Investors LP totaling $1,431 for the three months ended March 31, 2011 compared to $402 for the same period of 2010. The Company made purchases from affiliates of AEA Investors LP totaling $5,169 for the three months ended March 31, 2011 compared to $4,123 for the same period of 2010.
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
     Net sales by reportable segment for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Protective Packaging	$146,018	$134,860
Specialty Packaging	80,980	75,176

	$226,998	$210,036

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
     The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to loss before income taxes:

	Three Months Ended March 31,
	2011	2010
Segment EBITDA
Protective Packaging	$12,175	$10,781
Specialty Packaging	9,094	9,544

Total segment EBITDA	21,269	20,325
Corporate expenses	(5,092)	(9,047)
Restructuring expense	(486)	(630)
Depreciation and amortization	(12,370)	(11,195)
Interest expense	(13,130)	(12,004)
Interest income	—	36
Unrealized foreign exchange loss, net	952	(1,222)
Non-cash stock compensation	(236)	(664)

Loss before income taxes	$(9,093)	$(14,401)

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

12. COMPREHENSIVE LOSS
     Total comprehensive loss and its components for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(7,739)	$(12,208)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,678)	3,309
Net change in fair value of hedging instrument	1,021	394

Comprehensive loss	$(11,396)	$(8,505)

     As discussed in Note 5, the Company settled the intereste rate swap in March 2011. The change in fair value of the swap through the date of settlement was recorded in other comprehensive income (loss) and the amount remaining in accumulated other comprehensive income (loss) on the date of settlement was recorded as interest expense.
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
Environmental matters
     The Company is subject to a variety of environmental and pollution-control laws and regulations in all jurisdictions in which it operates. Where it is probable that related liabilities exist and where reasonable estimates of such liabilities can be made, associated reserves are established. Estimated liabilities are subject to change as additional information becomes available regarding the magnitude of possible clean-up costs, the expense and effectiveness of alternative clean-up methods, and other possible liabilities associated with such situations. The Company does not believe that, with respect to any pending environmental matters, that a loss is reasonably possible. However, actual outcomes may be different than expected and could have a material effect on the company’s results of operations or cash flows in a particular period.
Financing commitments
     As of March 31, 2011, the Company also had $6.7 million of outstanding letters of credit under the ABL credit facility. In addition, the Company also had outstanding guarantees and letters of credit issued under other financing lines with local banks totaling $3.6 million.

14. ACQUISITIONS
     The transaction discussed below was accounted for using the purchase method of accounting. Accordingly the purchase price was allocated to the assets acquired, liabilities assumed, and identifiable intangible assets as applicable based on their fair values at the date of acquisition. Any excess of purchase price over the fair value of net assets acquired was recorded as goodwill. The results of operations of the acquiree is included in the Company’s consolidated financial statements since the date of acquisition. The goodwill related to this acquisition is not tax-deductible.
     In February 2010, Pregis acquired all of the outstanding stock of IntelliPack, Inc. through one of its wholly owned subsidiaries, Pregis Management Corporation (the “IntelliPack Acquisition”). Following the acquisition, Pregis Management Corporation was subsequently renamed Pregis IntelliPack Corporation (“IntelliPack”). The initial purchase price of $31.5 million, including certain escrowed amounts totaling $3.5 million, was funded with cash-on-hand. In accordance with the terms of the agreement, additional consideration up to a maximum of $11.5 million may be payable by Pregis if certain future performance targets are achieved by IntelliPack. Based on a present value analysis, the fair value of contingent purchase consideration was valued at approximately $9.7 million on the acquisition date. The Company paid $0.3 million as of March 31, 2011 and $0.8 million during 2010 related to this contingency. The remaining contingent purchase consideration was revalued at approximately $9.4 million as of March 31, 2011. The classification of the additional consideration payable as current and long-term was based on the estimated timing of future payments and the amounts are included in other current liabilities and other long-term liabilities in the consolidated balance sheet.
15. SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION
     Pregis Holdings II (presented as Parent in the following schedules), through its 100%-owned subsidiary, Pregis Corporation (presented as Issuer in the following schedules), issued senior secured notes and senior subordinated notes in connection with its acquisition by AEA Investors LP and its affiliates. The senior notes are fully, unconditionally and jointly and severally guaranteed on a senior secured basis and the senior subordinated notes are fully, unconditionally and jointly and severally guaranteed on an unsecured senior subordinated basis, in each case, by Pregis Holdings II and substantially all existing and future 100%-owned domestic restricted subsidiaries of Pregis Corporation (collectively, the “Guarantors”). All other subsidiaries of Pregis Corporation, whether direct or indirect, do not guarantee the senior secured notes and senior subordinated notes (the “Non-Guarantors”). The Guarantors also unconditionally guarantee the Company’s borrowings under its ABL credit facility on a senior secured basis.
     Additionally, the senior secured notes are secured on a second priority basis by liens on all of the collateral (subject to certain exceptions) securing Pregis Corporation’s senior secured credit facilities. In the event that secured creditors exercise remedies with respect to Pregis and its guarantors’ pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by the first priority liens under the ABL credit facility and any other first priority obligations.
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
March 31, 2011

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$5,272	$510	$25,284	$—	$31,066
Accounts receivable
Trade, net of allowances	—	—	34,929	108,097	—	143,026
Affiliates	—	85,448	120,440	(2,669)	(203,219)	—
Other	—	—	6	9,087	—	9,093
Inventories, net	—	—	23,152	80,774	—	103,926
Deferred income taxes	—	134	3,070	573	—	3,777
Due from Pactiv	—	56	—	1,077	—	1,133
Prepayments and other current assets	—	4,534	1,142	4,668	—	10,344

Total current assets	—	95,444	183,249	226,891	(203,219)	302,365
Investment in subsidiaries / intercompany balances	15,371	488,213	—	—	(503,584)	—
Property, plant and equipment, net	—	910	55,796	146,058	—	202,764
Other assets
Goodwill	—	—	100,684	40,529	—	141,213
Intangible assets, net	—	—	34,250	18,882	—	53,132
Restricted cash	—	3,502	—	—	—	3,502
Other	—	5,349	3,527	17,629	—	26,505

Total other assets	—	8,851	138,461	77,040	—	224,352

Total assets	$15,371	$593,418	$377,506	$449,989	$(706,803)	$729,481

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$4,134	$—	$4,134
Accounts payable	—	5,764	19,291	86,497	—	111,552
Accounts payable, affiliate	—	79,352	93,888	29,834	(203,074)	—
Accrued income taxes	—	(1,596)	1,678	4,864	—	4,946
Accrued payroll and benefits	—	2,069	4,175	11,345	—	17,589
Accrued interest	—	12,524	—	—	—	12,524
Other	—	4,472	5,748	10,332	—	20,552

Total current liabilities	—	102,585	124,780	147,006	(203,074)	171,297
Long-term debt	—	481,205	—	20,295	—	501,500
Intercompany balances	—	—	77,385	292,814	(370,199)	—
Deferred income taxes	—	(13,581)	24,625	4,056	—	15,100
Other long-term liabilities	—	7,838	7,516	10,859	—	26,213

Total Stockholder’s equity	15,371	15,371	143,200	(25,041)	(133,530)	15,371

Total liabilities and stockholder’s equity	$15,371	$593,418	$377,506	$449,989	$(706,803)	$729,481

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
December 31, 2010

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$19,019	$763	$28,063	$—	$47,845
Accounts receivable
Trade, net of allowances	—	—	33,165	85,671	—	118,836
Affiliates	—	67,201	90,017	4,334	(161,552)	—
Other	—	—	9	18,564	—	18,573
Inventories, net	—	—	23,521	65,454	—	88,975
Deferred income taxes	—	134	3,070	495	—	3,699
Due from Pactiv	—	56	—	1,105	—	1,161
Prepayments and other current assets	—	4,269	1,488	3,374	—	9,131

Total current assets	—	90,679	152,033	207,060	(161,552)	288,220
Investment in subsidiaries / intercompany balances	26,531	475,692	—	—	(502,223)	—
Property, plant and equipment, net	—	1,042	55,764	141,454	—	198,260
Other assets
Goodwill	—	—	100,684	39,111	—	139,795
Intangible assets, net	—	—	35,121	18,521	—	53,642
Restricted cash	—	3,501	—	—	—	3,501
Other	—	4,836	3,527	16,917	—	25,280

Total other assets	—	8,337	139,332	74,549	—	222,218

Total assets	$26,531	$575,750	$347,129	$423,063	$(663,775)	$708,698

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$42,500	$—	$3,863	$—	$46,363
Accounts payable	—	5,243	22,537	73,486	—	101,266
Accounts payable, affiliate	—	50,104	62,896	48,415	(161,415)	—
Accrued income taxes	—	(1,597)	1,665	2,903	—	2,971
Accrued payroll and benefits	—	446	4,456	9,724	—	14,626
Accrued interest	—	7,619	—	35	—	7,654
Other	—	5,136	6,137	9,630	—	20,903

Total current liabilities	—	109,451	97,691	148,056	(161,415)	193,783
Long-term debt	—	442,625	—	283	—	442,908
Intercompany balances	—	—	77,384	276,200	(353,584)	—
Deferred income taxes	—	(12,373)	24,625	3,777	—	16,029
Other long-term liabilities	—	9,516	7,694	12,237	—	29,447
Total Stockholder’s equity	26,531	26,531	139,735	(17,490)	(148,776)	26,531

Total liabilities and stockholder’s equity	$26,531	$575,750	$347,129	$423,063	$(663,775)	$708,698

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2011
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$—	$84,005	$145,732	$(2,739)	$226,998

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	62,876	118,213	(2,739)	178,350
Selling, general and administrative	—	5,327	10,795	16,952	—	33,074
Depreciation and amortization	—	132	4,462	7,776	—	12,370
Other operating expense, net	—	257	(6)	44	—	295

Total operating costs and expenses	—	5,716	78,127	142,985	(2,739)	224,089

Operating income (loss)	—	(5,716)	5,878	2,747	—	2,909
Interest expense	—	5,237	2,394	5,499	—	13,130
Foreign exchange loss, net	—	(945)	—	(183)	—	(1,128)
Equity in loss of subsidiaries	7,739	(594)	—	—	(7,145)	—

Income (loss) before income taxes	(7,739)	(9,414)	3,484	(2,569)	7,145	(9,093)
Income tax expense (benefit)	—	(1,675)	20	301	—	(1,354)

Net income (loss)	$(7,739)	$(7,739)	$3,464	$(2,870)	$7,145	$(7,739)

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

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$(7,739)	$(7,739)	$3,464	$(2,870)	$7,145	$(7,739)
Non-cash adjustments	7,739	(1,136)	4,442	7,530	(7,145)	11,430
Changes in operating assets and liabilities, net of effects of acquisitions	—	18,925	(4,224)	(24,265)	—	(9,564)

Cash provided by (used in) operating activities	—	10,050	3,682	(19,605)	—	(5,873)

Investing activities
Capital expenditures	—	—	(3,961)	(4,468)	—	(8,429)
Proceeds from sale of assets	—	—	26	191	—	217
Acquisition of business, net of cash acquired	—	(253)		—	—	(253)
Change in restricted cash	—	—		—	—	—

Cash used in investing activities	—	(253)	(3,935)	(4,277)	—	(8,465)

Financing activities
Proceeds from ABL credit facility	—	20,084	—	20,000	—	40,084
Proceeds from revolving credit facility	—	500	—	—	—	500
Repayment of long-term debt	—	(43,000)	—	—	—	(43,000)
Deferred financing fees	—	(1,128)	—	—	—	(1,128)
Other, net	—	—	—	2	—	2

Cash provided by (used in) financing activities	—	(23,544)	—	20,002	—	(3,542)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,101	—	1,101

Decrease in cash and cash equivalents	—	(13,747)	(253)	(2,779)	—	(16,779)
Cash and cash equivalents, beginning of period	—	19,019	763	28,063	—	47,845

Cash and cash equivalents, end of period	$—	$5,272	$510	$25,284	$—	$31,066

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This following discussion and analysis should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report and the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
     Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others:
•	risks associated with our substantial indebtedness and debt service, including our need to comply with various negative and other covenants contained in our debt agreements;

•	risks associated with our ability to access existing liquidity and/or access the debt or equity markets;

•	increases in prices and availability of resin and other raw materials, our ability to pass these increased costs on to our customers and our ability to raise our prices generally with respect to our products;

•	our ability to retain management;

•	risks of increasing competition in our existing and future markets, including competition from new products introduced by competitors;

•	our ability to meet future capital requirements;

•	general economic or business conditions, both in the U.S. and worldwide;

•	risks related to our acquisition or divestiture strategy;

•	our ability to protect our intellectual property rights;

•	changes in governmental laws and regulations, including environmental laws and regulations;

•	changes in foreign currency exchange rates; and

•	other risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC.
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
OVERVIEW
     We are an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. We currently operate 46 facilities in 18 countries, with approximately 4,000 employees world-wide. We sell our products to a wide array of customers, including retailers, distributors, packer processors, hospitals, fabricators and directly to the end-users. Approximately 63% of our 2010 net sales were generated outside of the U.S., so we are sensitive to fluctuations in foreign currency exchange rates, primarily between the euro and pound sterling with the U.S. dollar.
     Our net sales for the three months ended March 31, 2011 increased 8.1% over the comparable period of 2010. The increase was driven primarily by the impact of selling price increases, increased volumes from the Company’s growth initiatives, and incremental sales associated with the acquisition of IntelliPack, partially offset by unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation and the net sales of the partial quarter of IntelliPack, net sales for the three months ended March 31, 2011 increased 7.4% compared to the same period in 2010.
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales decreased to 21.4% for the first quarter of 2011, compared to 22.6% for the same period of 2010. The decline in our 2011 gross margin percentage was driven primarily by increased key raw material costs partially offset by the impact of selling price increases. The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. In the first quarter of 2011 as compared to the same period of 2010, average resin costs increased approximately 12% in North America and 30% in Europe, as measured by the Chemical Market Associates, Inc. (“CMAI”) index and ICIS index, their respective market indices.
     On March 23, 2011, the Company successfully refinanced its existing $50 million revolving credit facility with a new $75 million ABL credit facility. This refinancing addressed the October 2011 maturity of our old revolving credit facility while providing additional liquidity.

RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three months ended March 31, 2011 compared to the same period ended March 31, 2010 are summarized by segment as follows:

					Change Attributable to the
					Following Factors

	Three Months Ended March 31,				Price /						Currency
	2011	2010	$ Change	% Change	Mix		Volume		Acquisition		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$146,018	$134,860	$11,158	8.3%	$7,010	5.2%	$2,776	2.1%	$2,339	1.7%	$(967)	(0.7)%
Specialty Packaging	80,980	75,176	5,804	7.7%	4,213	5.6%	1,577	2.1%	—	—%	14	0.0%

Total	$226,998	$210,036	$16,962	8.1%	$11,223	5.3%	$4,353	2.1%	$2,339	1.1%	$(953)	(0.4)%

Segment Net Sales
     Volume in the Company’s protective packaging segment increased by 2.1% for the three month period ended March 31, 2011 compared to the same period in 2010. The volume increase for the period was driven primarily by the Company’s growth initiatives in products such as Honeycomb paper products, inflatable systems, and sustainable products.
     Price/mix for the Company’s protective packaging segment increased net sales by 5.2% for the three month period ended March 31, 2011 compared to the same period in 2010. Price/mix was favorable year-over-year due to selling price increases implemented in both our North American and European businesses in response to increased key raw material costs.
     Volume in the Company’s specialty packaging segment increased by 2.1% for the three month period ended March 31, 2011 compared to the same period of 2010, primarily due to the impact of growth initiatives in our fresh food packaging markets.
     Price/mix for the Company’s specialty packaging segment increased net sales by 5.6% for the year ended March 31, 2011 compared to the same period in 2010 Price/mix was favorable year-over-year due primarily to selling price increases implemented in our flexible packaging business in response to increased key raw material costs.
Gross Margin
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization), as a percent of net sales, was 21.4% for the three months ended March 31, 2011 compared to 22.6% for the same period of 2010. This decrease of 120 basis points was driven by increased key raw material costs partially offset by the impact of selling price increases and increased volumes. The increase in key raw material costs resulted in a negative 187 basis point impact on gross margin as a percent of net sales.
     Average resin costs in North America for the three month period ended March 31, 2011 were 12% higher than average resin costs for the same period in 2010 while average resin costs in Europe were 30% higher than average resin prices for the same period of 2010, based on their respective market indices.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses decreased by $3.8 million for the three months ended March 31, 2011 compared to the same period of 2010. This decrease was primarily driven by decreased legal expenses and 2010 acquisition related fees not incurred in 2011, partially offset by 2011 severance expense and incremental IntelliPack expenses for the full quarter of 2011 compared to a partial quarter in 2010. The 2010 legal expenses were the result of a patent dispute related to the Company’s protective packaging segment. In March 2010, there was an initial ruling which was favorable to the Company. As of March 31, 2011 there is a pending appeal regarding this legal matter which the Company also believes will have a favorable outcome to the Company. Excluding the impact of the legal expenses and acquisition related costs, selling, general and administrative expenses for the three months ended March 31, 2011 increased by approximately $1.5 million due primarily to severance expense, a full quarter of IntelliPack expenses in 2011 compared to a partial quarter in 2010, and increased sales and marketing expenses incurred to help drive the Company’s growth initiatives.
Other Operating Expense, net
     For the three months ended March 31, 2011, other operating expense, net totaled $0.3 million, compared to $0.6 million in the same period of 2010. In the 2011 period we recorded restructuring charges of $0.5 million, primarily related to consulting expenses. In the 2010 period we recorded restructuring charges of $0.6 million primarily related to consulting expenses. See Note 9 to the unaudited consolidated financial statements for details regarding our restructuring activity.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased by $1.2 million for the three months ended March 31, 2011, compared to the respective period of 2010, primarily due to the IntelliPack acquisition.
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

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)

Segment:
Protective Packaging	$12,175	$10,781	$1,394	12.9%
Specialty Packaging	9,094	9,544	(450)	(4.7)%

Total segment EBITDA	$21,269	$20,325	$944	4.6%

     Segment EBITDA for the Protective Packaging segment increased $1.4 million for the three months ended March 31, 2011 compared to the same period of 2010. This increase was primarily due to the impact from selling price increases, increased volumes, and the impact of the IntelliPack acquisition partially offset by increased key raw material costs.
     Segment EBITDA for specialty packaging decreased by $0.5 million for the first quarter of 2011. This decrease was due to significantly higher key raw material costs which were only partially offset by favorable pricing.
Interest Expense
     Interest expense for the three months ended March 31, 2011 increased $1.1 million compared to the same period of 2010. The increase was primarily driven by the termination of the interest rate swap contract in March 2011, which resulted in $0.8 million of additional interest expense. In addition, unfavorable foreign currency increased interest expense on the Company’s euro denominated debt.
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
     In the three months ended March 31, 2011, we recognized a net foreign exchange gain of $1.1 million. The gain in the quarter reflects the relative weakening of the U.S. dollar at the end of March 2011 (relative to December 31, 2010 exchange rates) when we revalued our euro-denominated third-party debt and inter-company loans. In the three month period ended March 31, 2010, we recognized a net foreign exchange loss of $1.3 million.
Income Tax Expense
     Our effective income tax rate was approximately 14.89% for the three months ended March 31, 2011, which compares to approximately 15.23% for the three months ended March 31, 2010. For the three months ended March 31, 2011 and 2010, the Company’s effective rate differs from the U.S. federal statutory rate of 35% primarily due to the establishment of additional valuation allowances against losses in certain jurisdictions that are not expected to result in future tax benefits.
Net Loss
     For the three months ended March 31, 2011, we had a net loss of $7.7 million, compared to a net loss of $12.2 million in the comparable period of 2010. As discussed herein, the 2011 net loss is mainly the result of increased raw material costs partially offset by increases in selling prices and increased sales volumes.

LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)

Cash provided (used) in operating activities	$(5,873)	$1,959
Cash used in investing activities	(8,465)	(41,627)
Cash provided (used) in financing activities	(3,542)	484
Effect of foreign exchange rate changes	1,101	(1,787)

Decrease in cash and cash equivalents	$(16,779)	$(40,971)

     Operating Activities. Cash used in operating activities increased by $7.8 million during the three months ended March 31, 2011 compared to the same period of 2010. This increase was driven primarily by increased working capital investment due to the increased year-over-year sales volumes, as well as increased key raw material costs.
     Cash from operating activities is sensitive to raw material costs and the Company’s ability to recover increases in these costs from its customers. Although price increases have typically lagged the underlying change in raw material costs, the Company has historically been able to recover significant increases in underlying raw material costs from its customers over a twelve to twenty-four month period. Future cash from operations is dependent upon the Company’s continued ability to recover increases in underlying raw material increases from its customers.
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
     Investing Activities. Cash used in investing activities totaled $8.5 million for the three months ended March 31, 2011, a decrease of $33.2 million compared to the same period of 2010. This decrease was primarily the result of the 2010 acquisition of IntelliPack. In February 2010, Pregis acquired all of the stock of IntelliPack for an initial purchase price of $31.5 million and certain escrowed amounts totaling $3.5 million, which was funded with cash-on-hand. Capital expenditures totaled $8.4 million in the 2011 period compared to $6.8 million in the 2010 period, driven by investments for capacity expansion in our specialty segment.
     Financing Activities. Cash used in financing activities for the three months ended March 31, 2011 increased $4.0 million compared to the same period of 2010. This increase was a result of the repayment of the senior secured credit facility of $43.0 million and deferred financing fees incurred in connection with the ABL credit facility of $1.1 million partially offset by proceeds from a draw on the ABL credit facility of $40.1 million.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We expect our 2011 capital expenditures to total approximately $30 to $35 million and our 2011 debt service costs to total approximately $40 million. At March 31, 2011, we had cash and cash equivalents of $31.1 million. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents to ensure safety of principal while achieving a satisfactory yield on those funds. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     Our primary source of liquidity will continue to be cash flows from operations, existing cash balances, and amounts available to the Company under the ABL credit facility and foreign lines of credit.
     ABL Credit Facility. On March 23, 2011, Pregis Holding II and Pregis and certain of their subsidiaries entered into a $75 million Credit Agreement with Wells Fargo Capital Finance, LLC, as agent, Wells Fargo Bank, National Association, as lender and other lenders from time to time parties thereto (“ABL credit facility”). The ABL credit facility provides for the borrowings in dollars, euros and pounds sterling and consists of (1) a UK facility, under which certain UK subsidiaries of Pregis (the “UK Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the UK borrowing base and $30 million and (2) a US facility, under which certain US subsidiaries of Pregis (the “US Borrowers” and, together with the UK Borrowers, the “Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the US borrowing base and $75 million less amounts outstanding under the UK facility. The borrowing base is calculated on the basis of certain permitted over advance amounts, plus a percentage of certain eligible accounts receivable and eligible inventory, subject to reserves established by the agent from time to time. The ABL credit facility provides for the issuances of letters of credit and a swingline subfacility. The ABL credit facility also provides for future uncommitted increases of its maximum amount, not to exceed $40 million.
     The ABL credit facility matures on the earlier of March 22, 2016 and the date that is 90 days prior to the maturity of the existing high yield notes of Pregis Corporation (as such notes may be refinanced prior to such maturity date). Advances under the ABL credit facility bear interest, at the Borrowers’ option, equal to adjusted LIBOR plus an applicable margin for LIBOR loans or a base rate plus an applicable margin for base rate loans. The applicable margin for LIBOR loans ranges from 2.5% to 3%, depending on the average quarterly excess availability of the Borrowers. The applicable margin for the base rate loans is 100 basis points lower than the applicable margin for the LIBOR loans.
     All obligations under the ABL credit facility are guaranteed by Pregis Holding II and certain of its direct and indirect subsidiaries (other than certain non wholly-owned and immaterial subsidiaries and certain foreign subsidiaries), with foreign guarantors guaranteeing only the obligations of the UK Borrowers. All obligations under the ABL credit facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first-priority security interest in substantially all assets of the Pregis Holding II, the Borrowers and the guarantors, as well as the pledge of 100% of the capital stock of the Borrowers, the guarantors and their direct subsidiaries, with the obligations of the US Borrowers being secured only by (1) a first-priority security interest in substantially all assets of the Pregis Holding II, the US Borrowers and the domestic guarantors, (2) a pledge of 100% of the capital stock of the US Borrowers, the domestic guarantors and their direct domestic subsidiaries and (3) a pledge of 65% of the voting capital stock and 100% of the non-voting capital stock of the first-tier foreign subsidiaries of the US Borrowers and domestic guarantors. The security interest in the domestic collateral ranks prior to the security interest securing the Company’s existing second priority floating rate notes due 2013. The lenders under the ABL credit facility have agreed to share their domestic collateral with future secured notes, if any, that refinance the existing notes, with the ABL credit facility retaining a first priority security interest in all accounts receivable, inventory and certain related assets of the Pregis Holding II, the US Borrowers and the domestic guarantors and subordinating its security interest in all other domestic assets and the capital stock of the US Borrowers, domestic guarantors and their direct subsidiaries to the liens securing such new secured notes, if any.

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
     As of March 31, 2011, borrowings under the ABL credit facility totaled $40,084, outstanding letters of credit were $6,750, and remaining availability was $28,166. The Company utilized proceeds from the ABL to pay off and terminate its pre-existing $50 million revolving credit facility.
     Senior Secured Floating Rate Notes and Senior Subordinated Notes. On October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “senior secured notes”) and $150 million aggregate principal amount of 12?% senior subordinated notes due 2013 (the “senior subordinated notes”).
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
     On October 5, 2009 Pregis issued €125.0 million aggregate principal amount of additional second priority senior secured floating rate notes due 2013 (the “2009 senior secured notes”). The 2009 senior secured notes are treated as a single class under the indenture with the €100.0 million principal amount of 2005 second priority senior secured floating rate notes for purpose of voting and redemption. However, the 2009 senior secured notes do not have the same Common Code or ISIN numbers as the 2005 senior secured notes, are not fungible with the 2005 senior secured notes and will not trade together as a single class with the 2005 senior secured notes. The 2009 senior secured notes are treated as issued with more than de minimis original issue discount for United States federal income tax purposes, whereas the 2005 senior secured notes were not issued with original issue discount for such purposes. Together the 2005 senior secured notes and the 2009 senior secured notes are referred to herein as the senior secured notes.
     The indentures governing the senior secured notes and the senior subordinated notes contain covenants that limit or prohibit Pregis’s ability and the ability of its restricted subsidiaries, subject to certain exceptions, to incur additional indebtedness, pay dividends or make other equity distributions, make investments, create liens, incur obligations that restrict the ability of Pregis’s restricted subsidiaries to make dividends or other payments to Pregis, sell assets, engage in transactions with affiliates, create unrestricted subsidiaries, and merge or consolidate with other companies or sell substantially all of Pregis’s assets. The indentures also contain reporting covenants regarding delivery of annual and quarterly financial information. The indenture governing the senior secured notes limits Pregis’s ability to incur first priority secured debt to an amount which results in its secured debt leverage ratio being greater than 3:1, plus $50 million, and prohibits it from incurring additional second priority secured debt other than by issuing additional senior secured notes. The indenture governing the senior secured notes also limits Pregis’s ability to enter into sale and leaseback transactions. The indenture governing the senior subordinated notes prohibits Pregis from incurring debt that is senior to such notes and subordinate to any other debt.
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
     As of December 31, 2010, the capital stock of the following subsidiaries of Pregis constituted collateral for the senior secured floating rate notes:

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
     As described above, under the collateral agreement, the capital stock pledged to the senior secured noteholders constitutes collateral only to the extent that the par value or market value or book value (whichever is greatest) of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured notes. This threshold is €45,000,000, or, at the December 31, 2010 exchange rate of U.S. dollars to euro of 1.3370:1.00, approximately $60.2 million. As of December 31, 2010, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $50.3 million and $112.3 million, respectively; the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $43.3 million and $37.2 million respectively; the book value of and the market value of the shares of capital stock of IntelliPack were approximately $38.3 million and $9.1 million respectively; and the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.àr.l. were approximately $17.3 million and $— million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes approximately $60.2 million with respect to the shares of capital stock of Pregis Innovative Packaging Inc. Since the book value and market value of the shares of capital stock of our other domestic subsidiaries and Pregis (Luxemburg) Holdings S.ar.l are each less than the $60.2 million threshold, they are not effected by the 20% clause of the collateral agreement.
     For purposes of calculating book value for the year ended December 31, 2010 in the table above, certain historical equity relating to corporate expenses incurred by Pregis Management Corporation were allocated to each of the three entities, Pregis Innovative Packaging Inc., Hexacomb Corporation, and Pregis (Luxembourg) Holding S.àr.l, in order to better reflect their current book values for presentation herein on a fully-allocated basis.
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended March 31, 2011 and 2010:

		Ratios
(unaudited)	Covenant	Calculated at March 31,
(dollars in thousands)	Measure	2011		2010

Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	1.8	x	2.1	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	0.6	x	0.5	x
Consolidated Cash Flow (“Adjusted EBITDA”)	—	$76,638		$87,980
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	—	$42,797		$41,429
Secured Indebtedness	—	$44,513		$43,061
     The Fixed Charge Coverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated Cash Flow (Adjusted EBITDA) and increases or decreases in the Company’s interest expense (interest expense net of interest income, excluding amortization of deferred financing fees and discount). Interest expense as used in this ratio is primarily affected by changes in interest rates (LIBOR and EURIBOR) and currency translation related to converting euro based interest expense into US dollars. The favorable impact resulting from lower interest rates, for the comparable twelve month periods ending March 31, 2011 and 2010, has been more than offset by the decrease in the Company’s trailing twelve month Consolidated Cash Flow over the same period, resulting in a reduction in the actual ratio. As of March 31, 2011, the Company’s Fixed Charge Coverage Ratio was less than 2:0. As a result the Company’s ability to borrow money was limited to its available debt baskets, including among others a $220 million credit facility basket, a $25 million general basket (which has been used in part in order to incur debt under Pregis’s ABL credit facility), and a $15 million capital lease basket.
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended March 31, 2011 and 2010 as follows:

(unaudited)	Twelve Months Ended March 31,
(dollars in thousands)	2011	2010

Net loss of Pregis Holding II Corporation	$(32,603)	$(19,810)
Interest expense, net of interest income	49,275	44,805
Income tax (benefit) expense	(8,087)	(1,523)
Depreciation and amortization	47,629	44,506

EBITDA	56,214	67,978
Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	(1,167)	(8,369)
Non-cash stock based compensation expense	2,663	1,585
Non-cash asset impairment charge	—	(59)
Other non-cash expenses, primarily fixed asset disposals and write-offs	1,837	—
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severance and related expenses	9,456	10,604
Other unusual or nonrecurring gains or losses	5,616	10,735
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	2,019	2,514
Pro forma adjusted EBITDA of acquired business (4)	—	2,992

Adjusted EBITDA (“Consolidated Cash Flow”)	$76,638	$87,980

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, and (c) other non-cash charges that will not result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities and (c) other unusual and nonrecurring charges.

(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.

(4)	Our indentures also permit adjustments to net income on a pro forma basis which allow for the inclusion of earnings for acquired businesses as if the acquisition had occurred on the first day of the four-quarter measurement period. In the three months ended March 31, 2010, we have adjusted for approximately $3.0 million relating to pre-acquisition earnings relating to the acquisition of IntelliPack. There can be no assurance that we will be able to achieve these comparable earning in the future.
     Local lines of credit. From time to time, certain of our foreign businesses utilize various lines of credit in their operations. These lines of credit are generally used as overdraft facilities or for the issuance of trade letters of credit and are in effect until cancelled by one or both parties. As of March 31, 2011, we had availability of $1.5 million on these lines and outstanding trade letters of credit and guarantees totaling $3.6 million.
     Long-term Liquidity. We believe that cash flow generated from operations, existing cash balances, and our borrowing capacity will be adequate to meet our obligations and business requirements for the next twelve months. There can be no assurance, however, that our business will generate sufficient cash flow from operations, that anticipated net sales growth and operating improvements will be realized or that future borrowings will be available under Pregis’s senior secured credit facilities in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, and to continue to comply with the covenants contained in our debt instruments, will depend upon our future performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Some other risks that could materially adversely affect our ability to meet our debt service obligations and comply with our debt covenants include, but are not limited to, risks related to increases in the cost of resin, our ability to protect our intellectual property, rising interest rates, a decline in the overall U.S. and European economies, weakening in our end markets, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other items discussed in the “Risk Factors,” included in our Annual Report on Form 10-K for the year ended December 31, 2010 may also significantly impact our liquidity and covenant compliance.
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
     At interim periods, the Company assesses if potential indicators of impairment exist. Among the factors the Company considers as potential indicators of interim impairment are significant adverse changes in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, recent operating losses at the reporting unit level, downward revisions to forecasts, restructuring actions or plans, and industry trends. The Company did not identify any interim indicators of impairment as of March 31, 2011.
     Although the Company determined that there were no indicators of impairment as of March 31, 2011, it is possible that the future occurrence of potential indicators of impairment could require an interim assessment for some or all of the Company’s reporting units prior to its next required annual assessment. In such circumstances, the Company may be required to recognize non-cash impairment charges which could be material to the Company’s consolidated financial position and results of operations. Such non-cash impairment charges would not have a material adverse impact on the Company’s ability to comply with its debt covenants, as such charges are specifically excluded from its covenant calculations.
     Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. We have discussed those estimates that we believe are critical and require the use of complex judgment in their application in our 2010 Annual Report on Form 10-K. Since the date of our 2010 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our exposure to market risk has not materially changed since December 31, 2010. For a discussion of our exposure to market risk, see our 2010 Annual Report on Form 10-K.
Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of March 31, 2011 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. Risk Factors
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

PREGIS HOLDING II CORPORATION
Date: May 11, 2011	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)