Form 10-Q
period 2011-06-30
Pregis Holding II CORP
filed 2011-08-12
CIK 1344494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of June 30, 2011.

PREGIS HOLDING II CORPORATION
QUARTERLY REPORT ON FORM 10-Q

Item 1. Financial Statements
Pregis Holding II Corporation
Consolidated Balance Sheets
(dollars in thousands, except share and per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,793	$47,845
Accounts receivable
Trade, net of allowances of $8,228 and $7,513 respectively	142,607	118,836
Other	15,640	18,573
Inventories, net	104,115	88,975
Deferred income taxes	3,732	3,699
Due from Pactiv	1,174	1,161
Prepayments and other current assets	11,492	9,131

Total current assets	299,553	288,220
Property, plant and equipment, net	204,871	198,260
Other assets
Goodwill	141,856	139,795
Intangible assets, net	51,775	53,642
Deferred financing costs, net	6,497	4,816
Due from Pactiv, long-term	6,571	8,168
Pension and related assets	12,207	11,848
Restricted Cash	3,502	3,501
Other	449	448

Total other assets	222,857	222,218

Total assets	$727,281	$708,698

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$128	$46,363
Accounts payable	109,534	101,266
Accrued income taxes	3,217	2,971
Accrued payroll and benefits	15,154	14,626
Accrued interest	8,202	7,654
Other	19,543	20,903

Total current liabilities	155,778	193,783
Long-term debt	522,103	442,908
Deferred income taxes	14,141	16,029
Long-term income tax liabilities	4,210	5,732
Pension and related liabilities	4,245	4,149
Other	17,863	19,566
Stockholder’s equity:
Common stock — $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	155,631	155,055
Accumulated deficit	(132,049)	(119,400)
Accumulated other comprehensive loss	(14,641)	(9,124)

Total stockholder’s equity	8,941	26,531

Total liabilities and stockholder’s equity	$727,281	$708,698

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Operations
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales	$242,163	$217,801	$469,161	$427,837
Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	190,654	171,368	369,004	333,838
Selling, general and administrative	31,185	29,561	64,259	66,441
Depreciation and amortization	12,485	11,464	24,855	22,659
Other operating expense, net	182	919	477	1,566

Total operating costs and expenses	234,506	213,312	458,595	424,504

Operating income	7,657	4,489	10,566	3,333
Interest expense, net of interest income	12,084	11,628	25,214	23,596
Foreign exchange (income) loss, net	474	(369)	(654)	908

Loss before income taxes	(4,901)	(6,770)	(13,994)	(21,171)
Income tax expense (benefit)	9	(3,188)	(1,345)	(5,381)

Net loss	$(4,910)	$(3,582)	$(12,649)	$(15,790)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(12,649)	$(15,790)
Adjustments to reconcile net loss to
cash provided by operating activities:
Depreciation and amortization	24,855	22,659
Amortization of inventory step-up	—	406
Deferred income taxes	(2,322)	(6,479)
Unrealized foreign exchange (gain) loss	(675)	1,123
Amortization of deferred financing costs	1,967	1,757
Amortization of debt discount	1,672	1,436
Gain on disposal of property, plant and equipment	(179)	(86)
Stock compensation expense	576	1,058
Changes in operating assets and liabilities
Accounts and other receivables, net	(13,771)	(22,982)
Due from Pactiv	1,906	(134)
Inventories, net	(10,666)	(13,058)
Prepayments and other current assets	(1,474)	(981)
Accounts payable	3,413	28,418
Accrued taxes	(1,509)	674
Accrued interest	84	(256)
Other current liabilities	(180)	(3,517)
Pension and related assets and liabilities, net	(126)	(942)
Other, net	(1,643)	1,515

Cash used in operating activities	(10,721)	(5,179)

Investing activities
Capital expenditures	(18,955)	(14,323)
Proceeds from sale of assets	411	163
Acquisition of business, net of cash acquired	(673)	(31,385)
Change in restricted cash	(1)	(3,500)

Cash used in investing activities	(19,218)	(49,045)

Financing activities
Repayment of debt	(43,000)	—
Proceeds from ABL credit facility	47,783	—
Proceeds from revolving credit facility	500	500
Proceeds from foreign lines of credit draws	765	8,992
Deferred financing fees	(4,560)	—
Other, net	82	(23)

Cash provided by financing activities	1,570	9,469
Effect of exchange rate changes on cash and cash equivalents	1,317	(3,897)

Decrease in cash and cash equivalents	(27,052)	(48,652)
Cash and cash equivalents, beginning of period	47,845	80,435

Cash and cash equivalents, end of period	$20,793	$31,783

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
Basis of Presentation
     The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.
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

2. INVENTORIES
     The major components of net inventories are as follows:

	June 30,	December 31,
	2011	2010
Finished goods	$52,403	$42,192
Work-in-process	16,427	15,014
Raw materials	32,744	29,470
Other materials and supplies	2,541	2,299

	$104,115	$88,975

     Inventories at June 30, 2011 and at December 31, 2010 were stated net of reserves totaling $2,072 and $2,156, respectively.
3. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in goodwill by reportable segment for the six months ended June 30, 2011 are as follows:

	December 31,	Foreign Currency	June 30,
Segment	2010	Translation	2011
Protective Packaging	$110,326	$(26)	$110,300
Specialty Packaging	29,469	2,087	31,556

Total	$139,795	$2,061	$141,856

     The Company’s other intangible assets are summarized as follows:

	Average	June 30, 2011		December 31, 2010
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationships	12	$50,659	$21,456	$48,922	$18,772
Patents	10	14,374	2,260	12,097	1,352
Non-compete agreements	2-5	4,944	3,551	4,902	3,319
Software	3	4,385	3,516	3,971	2,884
Land use rights and other	32	1,505	755	1,390	648
Trademarks and trade names	20	3,000	200	3,000	125
In-process research and development	10	—	—	2,200	183
Intangible assets not subject to amortization:
Trademarks and trade names		4,646	—	4,443	—

Total		$83,513	$31,738	$80,925	$27,283

     Amortization expense related to intangible assets totaled $1,334 and $1,764 for the three months ended June 30, 2011 and 2010, respectively, and $3,258 and $2,953 for the six months ended June 30, 2011 and 2010, respectively.

4. DEBT
     The Company’s long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
ABL credit facility, due March, 2016	$47,783	$—
Revolving Credit Facility, due October, 2011	—	42,500
Senior secured 2005 notes, due April, 2013	145,020	133,700
Senior secured 2009 notes, due April, 2013 net of discount of $6,016 at June 30, 2011 and $6,928 at December 31, 2010	175,259	160,197
Senior subordinated notes, due October, 2013, net of discount of $1,071 at June 30, 2011 and $1,272 at December 31, 2010	148,929	148,728
Foreign lines of credit	4,837	3,719
Other	403	427

Total debt	522,231	489,271
Less: short-term debt	(128)	(46,363)

Long-term debt	$522,103	$442,908

     In March 2011, Pregis Holding II and Pregis and certain of their subsidiaries entered into a $75 million Credit Agreement with Wells Fargo Capital Finance, LLC, as agent, Wells Fargo Bank, National Association, as lender and other lenders from time to time parties thereto (the “ABL credit facility”). The ABL credit facility provides for borrowings in dollars, euros and pounds sterling and consists of (1) a UK facility, under which certain UK subsidiaries of Pregis (the “UK Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the UK borrowing base and $30 million and (2) a US facility, under which certain US subsidiaries of Pregis (the “US Borrowers” and, together with the UK Borrowers, the “Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the US borrowing base and $75 million less amounts outstanding under the UK facility. The borrowing base is calculated on the basis of certain permitted over advance amounts, plus a percentage of certain eligible accounts receivable and eligible inventory, subject to reserves established by the agent from time to time. The ABL credit facility provides for the issuance of letters of credit and a swingline subfacility. The ABL credit facility also provides for future uncommitted increases of its maximum amount, not to exceed $40 million.
     The ABL credit facility matures on the earlier of (a) March 22, 2016 and (b) January 15, 2013 or July 15, 2013, which is 90 days prior to the maturity of the existing senior secured notes and senior subordinated notes, respectively, unless these notes are (i) redeemed, discharged or defeased in full 90 days prior to maturity and (ii) refinanced with proceeds from permitted indebtedness as defined in the ABL agreement with a maturity date at least 90 days after March 22, 2016. Advances under the ABL credit facility bear interest, at the Borrowers’ option, equal to adjusted LIBOR plus an applicable margin for LIBOR loans or a base rate plus an applicable margin for base rate loans. The applicable margin for LIBOR loans ranges from 2.5% to 3%, depending on the average quarterly excess availability of the Borrowers. The applicable margin for base rate loans is 100 basis points lower than the applicable margin for LIBOR loans.
     All obligations under the ABL credit facility are guaranteed by Pregis Holding II and certain of its direct and indirect subsidiaries (other than certain non wholly-owned and immaterial subsidiaries and certain foreign subsidiaries), with foreign guarantors guaranteeing only the obligations of the UK

Borrowers. All obligations under the ABL credit facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets of Pregis Holding II, the Borrowers and the guarantors, as well as the pledge of 100% of the capital stock of the Borrowers, the guarantors and their direct subsidiaries, with the obligations of the US Borrowers being secured only by (1) a first-priority security interest in substantially all assets of Pregis Holding II, the US Borrowers and the domestic guarantors, (2) a pledge of 100% of the capital stock of the US Borrowers, the domestic guarantors and their direct domestic subsidiaries and (3) a pledge of 65% of the voting capital stock and 100% of the non-voting capital stock of the first-tier foreign subsidiaries of the US Borrowers and domestic guarantors. The security interest in the domestic collateral ranks prior to the security interest securing the Company’s existing second priority floating rate notes due 2013. The lenders under the ABL credit facility have agreed to share their domestic collateral with future secured notes, if any, that refinance the existing notes, with the ABL credit facility retaining a first priority security interest in all accounts receivable, inventory and certain related assets of Pregis Holding II, the US Borrowers and the domestic guarantors and subordinating its security interest in all other domestic assets and the capital stock of the US Borrowers, domestic guarantors and their direct subsidiaries to the liens securing such new secured notes, if any.
     As of June 30, 2011, borrowings under the ABL credit facility totaled $47.8 million, outstanding letters of credit were $6.3 million, and remaining availability was $20.9 million. The Company utilized proceeds from the ABL credit facility to pay off and terminate its pre-existing $50 million revolving credit facility.
     Pregis’s senior secured notes were issued in the principal amount of €100.0 million and €125.0 million, respectively, and bear interest at a floating rate equal to EURIBOR (as defined) plus 5.00% per year (for a total rate of 6.327% as of June 30, 2011). Interest resets quarterly and is payable quarterly on January 15, April 15, July 15 and October 15. The senior secured notes mature on April 15, 2013. The senior subordinated notes were issued in the principal amount of $150.0 million and bear interest at the rate of 12.375% annually. Interest on the senior subordinated notes is payable semi-annually on April 15 and October 15. The senior subordinated notes mature on October 15, 2013. The senior subordinated notes were issued at a discount of 98.149% of their principal amount, resulting in an initial discount of $2.8 million, which is being amortized using the effective interest method over the term of the notes. The senior secured notes issued in 2009 were issued at a discount of 94% of their principal amount, resulting in an initial discount of $11.0 million (€7.5 million), which is being amortized using the effective interest method over the term of the notes. The senior secured notes and senior subordinated notes do not have required principal payments prior to maturity.
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
     For the six months ended June 30, 2011, the revaluation of the Company’s euro-denominated senior secured notes resulted in an unrealized foreign exchange loss of $24.9 million which has been partially offset by unrealized gains of $26.7 million related to the revaluation of the Company’s euro-denominated intercompany notes receivable for the six months ended June 30, 2011. For the six months ended June 30, 2010, the revaluation of the Company’s euro-denominated senior secured notes resulted in an unrealized foreign exchange gain of $45.6 million which has been partially offset by unrealized losses of $47.8 million related to the revaluation of the Company’s euro-denominated intercompany notes receivable for the six months ended June 30, 2010. These amounts are included within foreign exchange (income) loss, net in the Company’s consolidated statements of operations.

     The Company has borrowings available to its foreign subsidiaries under two local lines of credit. The first subsidiary line of credit allows for borrowings up to a certain percentage of such subsidiary’s specified accounts receivable. As of June 30, 2011, amounts outstanding under this foreign line of credit totaled $4.8 million. The second foreign line of credit allows for issuances of letters of credit only, which totaled $3.7 million as of June 30, 2011.
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
     In order to minimize its interest rate risk and to achieve a targeted ratio of variable-rate versus fixed-rate debt, the Company established an interest rate swap arrangement in the notional amount of €65 million from EURIBOR-based floating rates to a fixed rate over the period of October 1, 2008 to April 15, 2011. This swap arrangement was designated as a cash flow hedge and changes in the fair value of this instrument were expected to be highly effective in offsetting the fluctuations in the floating interest rate and are, therefore, being recorded in other comprehensive income until the underlying transaction is recorded. This swap arrangement was settled in March 2011.
     The accounting for the cash flow impact of the swap was recorded as an adjustment to interest expense. For the three months ended March 31, 2011, the swap resulted in an increase to interest expense of $1,654, which included additional expense of $838 related to the termination of the swap. There was no additional interest expense in the second quarter due to the settlement of the swap in March 2011. For the three and six months ended June 30, 2010, the swap resulted in an increase to interest expense of $885 and $1,812, respectively.
     At June 30, 2011, the Company’s contingent purchase consideration relating to the IntelliPack acquisition in 2010 is recorded at fair value and is categorized as Level 3 within the fair value hierarchy. The fair value of this liability is estimated using a present value analysis as of June 30, 2011 and was $9.1 million. This analysis considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast, and the associated discount rate. A rollforward of this liability from the acquisition date to the balance sheet date is as follows:

Fair Value Measurements
at Reporting Date
Using Significant
Unobservable Inputs
(Level 3)
Contingent purchase consideration liability
Fair value at acquisition date	$9,700
Payments	(772)
Change in fair value (1)	672

Balance as of December 31, 2010	$9,600

Payments	(673)
Change in fair value (1)	173

Balance as of June 30, 2011	$9,100

(1)	The adjustment to the original contingent purchase consideration liability recorded was the result of using revised financial forecasts and updated fair value measurement and is included in interest expense in the statement of operations
     The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. At June 30, 2011, the fair values of the Company’s senior secured notes (issued in 2005), senior secured notes (issued in 2009), and senior subordinated notes were estimated to be $139,582, $174,477, and $145,500 respectively, based on quoted market prices. Under ASC Topic 825, “Financial Instruments”, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under this standard for any of its financial assets or liabilities.
6. PENSION PLANS
     The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands.
     The components of net periodic pension cost related to these plans for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost of benefits earned	$592	$501	$1,180	$997
Interest cost on benefit obligations	1,303	1,186	2,594	2,364
Expected return on plan assets	(1,658)	(1,608)	(3,300)	(3,204)
Amortization of unrecognized net gain	—	(10)	—	(20)

Net periodic pension cost	$237	$69	$474	$137

7. OTHER OPERATING EXPENSE, NET
     A summary of the items comprising other operating expense, net is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain on disposal of property, plant and equipment	$(94)	$(44)	$(179)	$(86)
Restructuring expense	500	951	986	1,581
Other expense, net	(224)	12	(330)	71

Other operating expense, net	$182	$919	$477	$1,566

     Restructuring activities are discussed further in Note 8 below.
8. RESTRUCTURING ACTIVITY
     In 2010, the Company incurred restructuring costs within its European operations in an effort to upgrade management and to further drive cost reductions. The Company used outside consultants to aid in this process. These efforts have continued in 2011.
          Following is a reconciliation of the restructuring liability for the six months ended June 30, 2011.

	December 31,			Cash	Foreign Currency	June 30,
Segment	2010	Severance	Other	Paid Out	Translation	2011
Protective Packaging	$135	$144	$300	$(565)	$3	$17
Specialty Packaging	822	35	—	(588)	51	320
Corporate	—	—	507	(507)	—	—

Total	$957	$179	$807	$(1,660)	$54	$337

     Amounts recorded for restructuring liabilities are included in other current liabilities on the Company’s consolidated balance sheets.
9. INCOME TAXES
     The Company’s effective tax rate was (9.61)% and (25.42)% for the six months ended June 30, 2011 and 2010, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Six Months Ended June 30,
	2011	2010
U.S. federal income tax rate	(35.00)%	(35.00)%
Changes in income tax rate resulting from:
Valuation allowances	19.87	7.53
State and local taxes on income, net of U.S. federal income tax benefit	(0.56)	(0.36)
Foreign rate differential	1.23	0.12
Permanent differences	2.98	2.29
Other	1.87	—

Income tax benefit	(9.61)%	(25.42)%

10. RELATED PARTY TRANSACTIONS
     The Company is party to a management agreement with its sponsors, AEA Investors LP and its affiliates, who provide various advisory and consulting services. Fees and expenses incurred under this agreement totaled $627 and $1,137 for the three and six months ended June 30, 2011, and $527 and $1,489 for the same periods of 2010 which included a $500 fee for services related to the acquisition of IntelliPack.
     The Company had sales to affiliates of AEA Investors LP totaling $1,431 for the three months ended March 31, 2011. There were no sales to affiliates of AEA Investors LP for the second quarter of 2011. For the three and six months ended June 30, 2010, the Company had sales to affiliates of AEA Investors LP totaling $413 and $815, respectively. The Company made purchases from affiliates of AEA Investors LP totaling $4,356 and $9,525 for the three and six months ended June 30, 2011 compared to $3,626 and $7,749 for the same periods of 2010.
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
     Net sales by reportable segment for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Protective Packaging	$151,562	$138,251	$297,580	$273,111
Specialty Packaging	90,601	79,550	171,581	154,726

	$242,163	$217,801	$469,161	$427,837

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
     The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to loss before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment EBITDA
Protective Packaging	$14,582	$10,658	$26,757	$21,439
Specialty Packaging	9,756	9,857	18,850	19,401

Total segment EBITDA	24,338	20,515	45,607	40,840
Corporate expenses	(3,553)	(2,947)	(8,645)	(11,994)
Restructuring expense	(500)	(951)	(986)	(1,581)
Depreciation and amortization	(12,485)	(11,464)	(24,855)	(22,659)
Interest expense, net of interest income	(12,084)	(11,628)	(25,214)	(23,596)
Unrealized foreign exchange loss, net	(277)	99	675	(1,123)
Non-cash stock compensation	(340)	(394)	(576)	(1,058)

Loss before income taxes	$(4,901)	$(6,770)	$(13,994)	$(21,171)

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

12. COMPREHENSIVE INCOME (LOSS)
     Total comprehensive loss and its components for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(4,910)	$(3,582)	$(12,649)	$(15,790)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,860)	2,956	(6,538)	6,265
Net change in fair value of hedging instrument	—	756	1,021	1,150

Comprehensive income (loss)	$(6,770)	$130	$(18,166)	$(8,375)

     As discussed in Note 5, the Company settled the interest rate swap in March 2011. The change in fair value of the swap through the date of settlement was recorded in other comprehensive income (loss) and the amount remaining in accumulated other comprehensive income (loss) on the date of settlement was recorded as interest expense.
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

Financing commitments
     As of June 30, 2011, the Company also had $6,330 of outstanding letters of credit under the ABL credit facility. In addition, the Company also had outstanding guarantees and letters of credit issued under other financing lines with local banks totaling $3,650.
14. ACQUISITIONS
     In February 2010, Pregis acquired all of the outstanding stock of IntelliPack, Inc. through one of its wholly owned subsidiaries, Pregis Management Corporation (the “IntelliPack Acquisition”). Following the acquisition, Pregis Management Corporation was subsequently renamed Pregis IntelliPack Corporation (“IntelliPack”). The initial purchase price of $31.5 million, including certain escrowed amounts totaling $3.5 million, was funded with cash-on-hand. In accordance with the terms of the agreement, additional consideration up to a maximum of $11.5 million may be payable by Pregis if certain future performance targets are achieved by IntelliPack. Based on a present value analysis, the fair value of contingent purchase consideration was valued at approximately $9.7 million on the acquisition date. The Company has paid $0.7 million as of June 30, 2011 and $0.8 million during 2010 related to this contingency. The remaining contingent purchase consideration was revalued at approximately $9.1 million as of June 30, 2011. The classification of the additional consideration payable as current and long-term was based on the estimated timing of future payments and the amounts are included in other current liabilities and other long-term liabilities in the consolidated balance sheet.
15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (Topic 820), (“ASU 2011-04”), in order to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance will take effect for the Company beginning on January 1, 2012. The adoption of this ASU is not expected to significantly impact the Company’s consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05 which provided new guidance on the presentation of comprehensive income. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholder’s equity and instead requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU will not have a significant impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.
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

Pregis Holding II Corporation
Condensed Consolidating Balance Sheet
June 30, 2011
(unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$5,260	$463	$15,070	$—	$20,793
Accounts receivable
Trade, net of allowances	—	—	36,699	105,908	—	142,607
Affiliates	—	132,572	173,968	(9,908)	(296,632)	—
Other	—	—	362	15,278	—	15,640
Inventories, net	—	—	22,187	81,928	—	104,115
Deferred income taxes	—	134	3,070	528	—	3,732
Due from Pactiv	—	96	—	1,078	—	1,174
Prepayments and other current assets	—	4,882	632	5,978	—	11,492

Total current assets	—	142,944	237,381	215,860	(296,632)	299,553
Investment in subsidiaries / intercompany balances	8,941	495,346	—	—	(504,287)	—
Property, plant and equipment, net	—	971	54,190	149,710	—	204,871
Other assets
Goodwill	—	—	100,684	41,172	—	141,856
Intangible assets, net	—	—	33,392	18,383	—	51,775
Restricted cash	—	3,502	—	—	—	3,502
Other	—	6,517	3,535	15,672	—	25,724

Total other assets	—	10,019	137,611	75,227	—	222,857

Total assets	$8,941	$649,280	$429,182	$440,797	$(800,919)	$727,281

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$—	$—	$128	$—	$128
Accounts payable	—	8,502	19,173	81,859	—	109,534
Accounts payable, affiliate	—	129,569	139,589	27,332	(296,490)	—
Accrued income taxes	—	(1,596)	1,272	3,541	—	3,217
Accrued payroll and benefits	—	1,171	3,775	10,208	—	15,154
Accrued interest	—	8,169	—	33	—	8,202
Other	—	3,452	6,165	9,926	—	19,543

Total current liabilities	—	149,267	169,974	133,027	(296,490)	155,778
Long-term debt	—	496,991	—	25,113	—	522,104
Intercompany balances	—	—	77,385	299,590	(376,975)	—
Deferred income taxes	—	(13,957)	24,625	3,473	—	14,141
Other long-term liabilities	—	8,038	7,508	10,771	—	26,317
Total Stockholder’s equity	8,941	8,941	149,690	(31,177)	(127,454)	8,941

Total liabilities and stockholder’s equity	$8,941	$649,280	$429,182	$440,797	$(800,919)	$727,281

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

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2011
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$89,948	$155,265	$(3,050)	$242,163

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	65,619	128,085	(3,050)	190,654
Selling, general and administrative	—	3,692	10,799	16,694	—	31,185
Depreciation and amortization	—	129	4,656	7,700	—	12,485
Other operating expense, net	—	241	(29)	(30)	—	182

Total operating costs and expenses	—	4,062	81,045	152,449	(3,050)	234,506

Operating income (loss)	—	(4,062)	8,903	2,816	—	7,657
Interest expense, net of interest income	—	3,721	2,394	5,969	—	12,084
Foreign exchange (gain) loss, net	—	(324)	—	798	—	474
Equity in loss of subsidiaries	4,910	(2,213)	—	—	(2,697)	—

Income (loss) before income taxes	(4,910)	(5,246)	6,509	(3,951)	2,697	(4,901)
Income tax expense (benefit)	—	(336)	17	328	—	9

Net income (loss)	$(4,910)	$(4,910)	$6,492	$(4,279)	$2,697	$(4,910)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2010
(Unaudited)

				Non-
			Guarantor	Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$84,583	$136,257	$(3,039)	$217,801

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	63,675	110,732	(3,039)	171,368
Selling, general and administrative	—	3,390	10,331	15,840	—	29,561
Depreciation and amortization	—	133	4,566	6,765	—	11,464
Other operating expense, net	—	703	(42)	258	—	919

Total operating costs and expenses	—	4,226	78,530	133,595	(3,039)	213,312

Operating income (loss)	—	(4,226)	6,053	2,662	—	4,489
Interest expense, net of interest income	—	3,555	3,185	4,888	—	11,628
Foreign exchange (gain) loss, net	—	876	—	(1,245)	—	(369)
Equity in loss of subsidiaries	3,582	(262)	—	—	(3,320)	—

Income (loss) before income taxes	(3,582)	(8,395)	2,868	(981)	3,320	(6,770)
Income tax expense (benefit)	—	(4,813)	1,218	407	—	(3,188)

Net income (loss)	$(3,582)	$(3,582)	$1,650	$(1,388)	$3,320	$(3,582)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2011
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$173,953	$300,997	$(5,789)	$469,161

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	128,495	246,298	(5,789)	369,004
Selling, general and administrative	—	9,019	21,594	33,646	—	64,259
Depreciation and amortization	—	261	9,118	15,476	—	24,855
Other operating expense, net	—	498	(35)	14	—	477

Total operating costs and expenses	—	9,778	159,172	295,434	(5,789)	458,595

Operating income (loss)	—	(9,778)	14,781	5,563	—	10,566
Interest expense, net of interest income	—	8,958	4,788	11,468	—	25,214
Foreign exchange (gain) loss, net	—	(1,269)	—	615	—	(654)
Equity in loss of subsidiaries	12,649	(2,807)	—	—	(9,842)	—

Income (loss) before income taxes	(12,649)	(14,660)	9,993	(6,520)	9,842	(13,994)
Income tax expense (benefit)	—	(2,011)	37	629	—	(1,345)

Net income (loss)	$(12,649)	$(12,649)	$9,956	$(7,149)	$9,842	$(12,649)

Pregis Holding II Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2010
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$—	$—	$160,042	$273,484	$(5,689)	$427,837

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	119,890	219,637	(5,689)	333,838
Selling, general and administrative	—	12,871	20,284	33,286	—	66,441
Depreciation and amortization	—	262	8,382	14,015	—	22,659
Other operating expense, net	—	913	(51)	704	—	1,566

Total operating costs and expenses	—	14,046	148,505	267,642	(5,689)	424,504

Operating income (loss)	—	(14,046)	11,537	5,842	—	3,333
Interest expense, net of interest income	—	6,931	6,451	10,214	—	23,596
Foreign exchange (gain) loss, net	—	2,000	—	(1,092)	—	908
Equity in loss of subsidiaries	15,790	1,393	—	—	(17,183)	—

Income (loss) before income taxes	(15,790)	(24,370)	5,086	(3,280)	17,183	(21,171)
Income tax expense (benefit)	—	(8,580)	2,153	1,046	—	(5,381)

Net income (loss)	$(15,790)	$(15,790)	$2,933	$(4,326)	$17,183	$(15,790)

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(12,649)	$(12,649)	$9,956	$(7,149)	$9,842	$(12,649)
Non-cash adjustments	12,649	(1,913)	9,072	15,928	(9,842)	25,894
Changes in operating assets and liabilities, net of effects of acquisitions	—	20,944	(13,213)	(31,697)	—	(23,966)

Cash provided by (used in) operating activities	—	6,382	5,815	(22,918)	—	(10,721)

Investing activities
Capital expenditures	—	(190)	(6,172)	(12,593)	—	(18,955)
Proceeds from sale of assets	—	—	57	354	—	411
Acquisition of business, net of cash acquired	—	(673)		—	—	(673)
Change in restricted cash	—	(1)		—	—	(1)

Cash used in investing activities	—	(864)	(6,115)	(12,239)	—	(19,218)

Financing activities
Repayment of long-term debt	—	(43,000)	—	—	—	(43,000)
Proceeds from ABL credit facility	—	27,783	—	20,000	—	47,783
Proceeds from revolving credit facility	—	500	—	—	—	500
Proceeds from local lines of credit draws	—	—	—	765		765
Deferred financing fees	—	(4,560)	—	—	—	(4,560)
Other, net	—	—	—	82	—	82

Cash provided by (used in) financing activities	—	(19,277)	—	20,847	—	1,570
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1,317	—	1,317

Decrease in cash and cash equivalents	—	(13,759)	(300)	(12,993)	—	(27,052)
Cash and cash equivalents, beginning of period	—	19,019	763	28,063	—	47,845

Cash and cash equivalents, end of period	$—	$5,260	$463	$15,070	$—	$20,793

Pregis Holding II Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2010
(Unaudited)

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$(15,790)	$(15,790)	$2,933	$(4,326)	$17,183	$(15,790)
Non-cash adjustments	15,790	(24)	10,466	12,825	(17,183)	21,874
Changes in operating assets and liabilities, net of effects of acquisitions	—	11,674	(3,161)	(19,776)	—	(11,263)

Cash provided by (used in) operating activities	—	(4,140)	10,238	(11,277)	—	(5,179)

Investing activities
Capital expenditures	—	(170)	(6,091)	(8,062)	—	(14,323)
Proceeds from sale of assets	—	—	—	163	—	163
Acquisition of business, net of cash acquired	—	(31,500)	115	—	—	(31,385)
Change in restricted cash	—	(3,500)	—	—	—	(3,500)

Cash used in investing activities	—	(35,170)	(5,976)	(7,899)	—	(49,045)

Financing activities
Intercompany activity	—	4,009	(4,009)	—	—	—
Proceeds from revolving credit facility	—	500	—	—	—	500
Proceeds from local lines of credit draws	—	—	—	8,992		8,992
Other, net	—	—	—	(23)	—	(23)

Cash provided by (used in) financing activities	—	4,509	(4,009)	8,969	—	9,469
Effect of exchange rate changes on cash and cash equivalents	—	6	—	(3,903)	—	(3,897)

Increase (decrease) in cash and cash equivalents	—	(34,795)	253	(14,110)	—	(48,652)
Cash and cash equivalents, beginning of period	—	40,883	—	39,552	—	80,435

Cash and cash equivalents, end of period	$—	$6,088	$253	$25,442	$—	$31,783

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     Our net sales for the three and six months ended June 30, 2011 increased 11.2% and 9.7%, respectively, over the comparable periods of 2010. The increase was driven primarily by the impact of selling price increases, favorable currency translation, increased volumes from the Company’s growth initiatives, and incremental sales associated with the acquisition of IntelliPack. Excluding the impact of favorable foreign currency translation and the net sales of the partial first quarter of IntelliPack, net sales for the three and six months ended June 30, 2011 increased 4.3% and 5.8%, respectively, compared to the same periods in 2010.
     Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales was 21.3% for both the three and six months ended June 30, 2011, compared to 21.3% and 22.0% for the same periods of 2010. The year-to-date decline in our 2011 gross margin percentage was driven primarily by increased key raw material costs partially offset by the impact of selling price increases. The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. In the first six months of 2011 as compared to the same period of 2010, average resin costs increased approximately 14% in North America and 22% in Europe, as measured by the Chemical Market Associates, Inc. (“CMAI”) index and ICIS index, their respective market indices.
     In March 2011, the Company successfully refinanced its existing $50 million revolving credit facility with a new $75 million ABL credit facility. This refinancing addressed the October 2011 maturity of our old revolving credit facility while providing additional borrowing capacity.

RESULTS OF OPERATIONS
Net Sales
     Our net sales for the three and six months ended June 30, 2011 compared to the same periods ended June 30, 2010 are summarized by segment as follows:

					Change Attributable to the
					Following Factors
	Three Months Ended June 30,				Price /						Currency
	2011	2010	$ Change	% Change	Mix		Volume		Acquisition		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$151,562	$138,251	$13,311	9.6%	$5,602	4.0%	$(2)	—%	$—	—%	$7,711	5.6%
Specialty Packaging	90,601	79,550	11,051	13.9%	4,363	5.5%	(747)	(0.9)%	—	—%	7,435	9.3%

Total	$242,163	$217,801	$24,362	11.2%	$9,965	4.6%	$(749)	(0.3)%	$—	—%	$15,146	6.9%

					Change Attributable to the
					Following Factors
	Six Months Ended June 30,				Price /						Currency
	2011	2010	$ Change	% Change	Mix		Volume		Acquisition		Translation
	(dollars in thousands)
Segment:
Protective Packaging	$297,580	$273,111	$24,469	9.0%	$12,612	4.6%	$2,774	1.0%	$2,339	0.9%	$6,744	2.5%
Specialty Packaging	171,581	154,726	16,855	10.9%	8,576	5.6%	830	0.5%	—	—%	7,449	4.8%

Total	$469,161	$427,837	$41,324	9.7%	$21,188	5.0%	$3,604	0.8%	$2,339	0.5%	$14,193	3.4%

Segment Net Sales
     Volume in the Company’s protective packaging segment was flat for the three months ended June 30, 2011 and increased by 1.0% for the six month period ended June 30, 2011 compared to the same period in 2010. The year-over-year volume increase for the period was driven primarily by the Company’s growth initiatives in inflatable systems.
     Price/mix for the Company’s protective packaging segment increased net sales by 4.0% and 4.6% for the three and six month periods ended June 30, 2011 compared to the same periods in 2010. Price/mix was favorable for both the three and six months ended June 30, 2011 due to selling price increases implemented for both our North American and European businesses, over the last twelve months in response to increased key raw material costs.
     Volume in the Company’s specialty packaging segment decreased by 0.9% for the three months ended June 30, 2011 and increased 0.5% for the six months ended June 30, 2011 compared to the same periods of 2010.
     Price/mix for the Company’s specialty packaging segment increased net sales by 5.5% and 5.6% for the three and six months ended June 30, 2011 compared to the same periods in 2010. Price/mix was favorable year-to-date due primarily to selling price increases implemented in our flexible packaging business in response to increased key raw material costs.

Gross Margin
     Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization), as a percent of net sales, was 21.3% for both the three and six months ended June 30, 2011 compared to 21.3% and 22.0% for the same periods of 2010. The quarter-over-quarter results were flat compared to a 70 basis points decrease year-to-date. This year-to-date decrease was due to increased key raw material costs and was partially offset by the impact of selling price increases and increased volumes. The increase in key raw material costs resulted in a negative 111 basis point impact on gross margin as a percent of net sales.
     Average resin costs in North America for the three and six month periods ended June 30, 2011 were 16% and 14% higher, respectively, than average resin costs for the same periods in 2010 while average resin costs in Europe were 16% and 22% higher, respectively, than average resin prices for the same periods of 2010, based on their respective market indices.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased by $1.6 million for the three months ended June 30, 2011 compared to the same period of 2010. This increase was primarily driven by unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation selling, general and administrative expenses for the three months ended June 30, 2011 decreased by approximately $0.8 million.
     Selling, general and administrative expenses decreased by $2.2 million for the six months ended June 30, 2011 compared to the same period of 2010. This decrease was primarily driven by legal expenses and 2010 acquisition related fees not incurred in 2011, partially offset by 2011 unfavorable foreign currency translation, severance expense, and incremental IntelliPack expenses for the full first quarter of 2011 compared to a partial first quarter in 2010. The 2010 legal expenses were the result of a patent dispute related to the Company’s protective packaging segment. In March 2010, there was an initial ruling which was favorable to the Company. As of June 30, 2011 there is a pending appeal regarding this legal matter which the Company also believes will have a favorable outcome to the Company. Excluding the impact of unfavorable foreign currency translation, legal expenses, and acquisition related costs, selling, general and administrative expenses for the six months ended June 30, 2011 were flat compared to the same period in 2010.
Other Operating Expense, net
     For the three and six months ended June 30, 2011, other operating expense, net totaled $0.2 million and $0.5 million, respectively, compared to $0.9 million and $1.6 million, respectively, in the same periods of 2010. We recorded restructuring charges of $0.5 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively. Restructuring charges were primarily related to consulting expenses. See Note 8 to the unaudited consolidated financial statements for details regarding our restructuring activity.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased by $1.0 million and $2.2 million for the three and six months ended June 30, 2011, respectively, compared to the same periods of 2010, primarily due to the IntelliPack expenses for the full first quarter of 2011 compared to a partial first quarter in 2010 and the impact of unfavorable foreign currency translation.

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

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Segment:
Protective Packaging	$14,582	$10,658	$3,924	36.8%
Specialty Packaging	9,756	9,857	(101)	(1.0)%

Total segment EBITDA	$24,338	$20,515	$3,823	18.6%

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(dollars in thousands)
Segment:
Protective Packaging	$26,757	$21,439	$5,318	24.8%
Specialty Packaging	18,850	19,401	(551)	(2.8)%

Total segment EBITDA	$45,607	$40,840	$4,767	11.7%

     Segment EBITDA for the Protective Packaging segment increased $3.9 million and $5.3 million for the three and six months ended June 30, 2011 compared to the same periods of 2010. These increases were primarily due to the impact from selling price increases, increased volumes, and the impact of the IntelliPack acquisition partially offset by increased key raw material costs.
     Segment EBITDA for specialty packaging decreased by $0.1 million and $0.6 million for the three and six months ended June 30, 2011 compared to the same periods of 2010. These decreases were due to higher key raw material costs which were only partially offset by the impact of selling price increases.
Interest Expense
     Interest expense for the three and six months ended June 30, 2011 increased $0.5 million and $1.6 million, respectively, compared to the same periods of 2010. The year-to-date increase was primarily driven by unfavorable foreign currency translation and increased interest expense on the Company’s euro denominated debt.
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

Income Tax Expense
     Our effective income tax rate was approximately (9.61)% for the six months ended June 30, 2011, compared to approximately (25.42)% for the six months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, the Company’s effective rate differs from the U.S. federal statutory rate of 35% primarily due to the establishment of additional valuation allowances against losses in certain jurisdictions that are not expected to result in future tax benefits.
Net Loss
     For the three and six months ended June 30, 2011, we had a net loss of $4.9 million and $12.6 million, respectively, compared to a net loss of $3.6 million and $15.8 million in the comparable periods of 2010. As discussed herein, the 2011 net loss is mainly the result of increased key raw material costs partially offset by increases in selling prices and increased sales volumes.
LIQUIDITY AND CAPITAL RESOURCES
     The following table shows our sources and uses of funds for the six months ended June 30, 2011 compared to the six months ended June 30, 2010:

	Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Cash used in operating activities	$(10,721)	$(5,179)
Cash used in investing activities	(19,218)	(49,045)
Cash provided by financing activities	1,570	9,469
Effect of foreign exchange rate changes	1,317	(3,897)

Decrease in cash and cash equivalents	$(27,052)	$(48,652)

     Operating Activities. Cash used in operating activities increased by $5.5 million during the six months ended June 30, 2011 compared to the same period of 2010. This increase was driven primarily by increased working capital investment due to the increased year-over-year sales volumes, unfavorable foreign currency translation, and increased key raw material costs.
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

     Investing Activities. Cash used in investing activities totaled $19.2 million for the six months ended June 30, 2011, a decrease of $29.8 million compared to the same period of 2010. This decrease was primarily the result of the 2010 acquisition of IntelliPack and was partially offset by increased capital expenditures. In February 2010, Pregis acquired all of the stock of IntelliPack for an initial purchase price of $31.5 million and certain escrowed amounts totaling $3.5 million, which was funded with cash-on-hand. In accordance with the terms of the agreement, additional consideration up to a maximum amount of $11.5 million may be payable by Pregis if certain future performance targets are achieved by IntelliPack. As of June 30, 2011 the Company has paid $0.7 million related to this contingency. Capital expenditures totaled $19.0 million in the 2011 period compared to $14.3 million in the 2010 period, driven by investments for capacity expansion in our specialty segment.
     Financing Activities. Cash provided by financing activities totaled $1.6 million for the six months ended June 30, 2011 compared to $9.5 million for the same period in 2010. During 2011, proceeds from the ABL credit facility of $47.8 million were used for repayment of the senior secured credit facility of $43.0 million and $4.6 million in deferred financing fees associated with the ABL credit facility. The decrease between years was primarily related to an $8.2 million decrease in our foreign lines of credit draws.
     Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We expect our 2011 capital expenditures to total approximately $30 to $35 million and our 2011 debt service costs to total approximately $40 million. At June 30, 2011, we had cash and cash equivalents of $20.8 million. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents to ensure safety of principal while achieving a satisfactory yield on those funds. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
     Our primary source of liquidity will continue to be cash flows from operations, existing cash balances, and amounts available to the Company under the ABL credit facility and foreign lines of credit.
     ABL Credit Facility. On March 23, 2011, Pregis Holding II and Pregis and certain of their subsidiaries entered into a $75 million Credit Agreement with Wells Fargo Capital Finance, LLC, as agent, Wells Fargo Bank, National Association, as lender and other lenders from time to time parties thereto (the “ABL credit facility”). The ABL credit facility provides for the borrowings in dollars, euros and pounds sterling and consists of (1) a UK facility, under which certain UK subsidiaries of Pregis (the “UK Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the UK borrowing base and $30 million and (2) a US facility, under which certain US subsidiaries of Pregis (the “US Borrowers” and, together with the UK Borrowers, the “Borrowers”) may from time to time borrow up to a maximum amount of the lesser of the US borrowing base and $75 million less amounts outstanding under the UK facility. The borrowing base is calculated on the basis of certain permitted over advance amounts, plus a percentage of certain eligible accounts receivable and eligible inventory, subject to reserves established by the agent from time to time. The ABL credit facility provides for the issuance of letters of credit and a swingline subfacility. The ABL credit facility also provides for future uncommitted increases of its maximum amount, not to exceed $40 million.
     The ABL credit facility matures on the earlier of (a) March 22, 2016 and (b) January 15, 2013 or July 15, 2013, which is 90 days prior to the maturity of the existing senior secured notes and senior subordinated notes, respectively, unless these notes are (i) redeemed, discharged or defeased in full 90 days prior to maturity and (ii) refinanced with proceeds from permitted indebtedness as defined in the ABL agreement with a maturity date at least 90 days after March 22, 2016. Advances under the ABL credit facility bear interest, at the Borrowers’ option, equal to adjusted LIBOR plus an applicable margin for LIBOR loans or a base rate plus an applicable margin base rate loans. The applicable margin for LIBOR loans ranges from 2.5% to 3%, depending on the average quarterly excess availability of the

Borrowers. The applicable margin for the base rate loans is 100 basis points lower than the applicable margin for LIBOR loans.
     All obligations under the ABL credit facility are guaranteed by Pregis Holding II and certain of its direct and indirect subsidiaries (other than certain non wholly-owned and immaterial subsidiaries and certain foreign subsidiaries), with foreign guarantors guaranteeing only the obligations of the UK Borrowers. All obligations under the ABL credit facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first-priority security interest in substantially all of the assets of the Pregis Holding II, the Borrowers and the guarantors, as well as the pledge of 100% of the capital stock of the Borrowers, the guarantors and their direct subsidiaries, with the obligations of the US Borrowers being secured only by (1) a first-priority security interest in substantially all assets of the Pregis Holding II, the US Borrowers and the domestic guarantors, (2) a pledge of 100% of the capital stock of the US Borrowers, the domestic guarantors and their direct domestic subsidiaries and (3) a pledge of 65% of the voting capital stock and 100% of the non-voting capital stock of the first-tier foreign subsidiaries of the US Borrowers and domestic guarantors. The security interest in the domestic collateral ranks prior to the security interest securing the Company’s existing second priority floating rate notes due 2013. The lenders under the ABL credit facility have agreed to share their domestic collateral with future secured notes, if any, that refinance the existing notes, with the ABL credit facility retaining a first priority security interest in all accounts receivable, inventory and certain related assets of the Pregis Holding II, the US Borrowers and the domestic guarantors and subordinating its security interest in all other domestic assets and the capital stock of the US Borrowers, domestic guarantors and their direct subsidiaries to the liens securing such new secured notes, if any.
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
     As of June 30, 2011, borrowings under the ABL credit facility totaled $47.8 million, outstanding letters of credit were $6.3 million, and remaining availability was $20.9 million. The Company utilized proceeds from the ABL to pay off and terminate its pre-existing $50 million revolving credit facility.
     Senior Secured Floating Rate Notes and Senior Subordinated Notes. On October 13, 2005, Pregis issued €100.0 million aggregate principal amount of second priority senior secured floating rate notes due 2013 (the “senior secured notes”) and $150 million aggregate principal amount of 12⅜% senior subordinated notes due 2013 (the “senior subordinated notes”).
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
     The senior subordinated notes mature on October 15, 2013. Interest accrues at a rate of 12⅜% and is payable semi-annually on April 15 and October 15 of each year. The notes are senior subordinated obligations and rank junior in right of payment to all of Pregis’s senior indebtedness. The senior subordinated notes are guaranteed on a senior subordinated basis by Pregis Holding II and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem some or all of the notes at redemption prices equal to 103.094% of their principal amount (in the 12 months beginning October 15, 2010) and 100% of their principal amount (beginning October 15, 2011).
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
     The senior secured notes and senior subordinated notes are not listed on any national securities exchange in the United States. The senior secured notes are listed on the Irish Stock Exchange, however there can be no assurance that the senior secured notes will remain listed.
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
     The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended June 30, 2011 and 2010:

		Ratios
(unaudited)	Covenant	Calculated at June 30,
(dollars in thousands)	Measure	2011	2010
Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	1.9x	2.1x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	0.7x	0.62x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$79,833	$82,479
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	—	$42,863	$39,095
Secured Indebtedness	—	$53,024	$51,279
     The Fixed Charge Coverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated Cash Flow (Adjusted EBITDA) and increases or decreases in the Company’s interest expense (interest expense net of interest income, excluding amortization of deferred financing fees and discount). Interest expense as used in this ratio is primarily affected by changes in interest rates (LIBOR and EURIBOR) and currency translation related to converting euro based interest expense into US dollars. The favorable impact resulting from lower interest rates, for the comparable twelve month periods ending June 30, 2011 and 2010, has been more than offset by the decrease in the Company’s trailing twelve month Consolidated Cash Flow over the same period, resulting in a reduction in the actual ratio. As of June 30, 2011, the Company’s Fixed Charge Coverage Ratio was less than 2:0. As a result the Company’s ability to borrow money was limited to its available debt baskets, including among others a $220 million credit facility basket (which has been used in part in order to incur debt under Pregis’s ABL credit facility), a $25 million general basket, and a $15 million capital lease basket.
     Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended June 30, 2011 and 2010 as follows:

(unaudited)	Twelve Months Ended June 30,
(dollars in thousands)	2011	2010
Net loss of Pregis Holding II Corporation	$(33,931)	$(26,454)
Interest expense, net of interest income	49,729	47,048
Income tax (benefit) expense	(4,889)	(6,879)
Depreciation and amortization	48,651	44,665

EBITDA	59,560	58,380

Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	(790)	(310)
Non-cash stock based compensation expense	2,609	1,678
Non-cash asset impairment charge	—	194
Loss on sale leaseback transaction	1,837	—
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severance and related expenses	8,642	6,302
Other unusual or nonrecurring gains or losses	5,856	11,516
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	2,119	2,442
Pro forma adjusted EBITDA of acquired business (4)	—	2,277

Adjusted EBITDA (“Consolidated Cash Flow”)	$79,833	$82,479

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, and (c) other non-cash charges that will not result in future cash settlement, such as losses on fixed asset disposals.

(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities and (c) other unusual and nonrecurring charges.

(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.

(4)	Our indentures also permit adjustments to net income on a pro forma basis which allow for the inclusion of earnings for acquired businesses as if the acquisition had occurred on the first day of the four-quarter measurement period. In the six months ended June 30, 2010, we have adjusted for approximately $2.3 million relating to pre-acquisition earnings relating to the acquisition of IntelliPack. There can be no assurance that we will be able to achieve these comparable earning in the future.
     Local lines of credit. From time to time, certain of our foreign businesses utilize various lines of credit in their operations. The first subsidiary line of credit allows for borrowing up to a certain percentage of such subsidiary’s specified accounts receivable. As of June 30, 2011 amounts outstanding under this foreign line of credit totaled $4.8 million. The second line of credit only allows for issuance of letters of credit ($3.7 million were outstanding at June 30, 2011) and had availability of $2.2 million as of June 30, 2011.
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
     At interim periods, the Company assesses if potential indicators of impairment exist. Among the factors the Company considers as potential indicators of interim impairment are significant adverse changes in legal factors or business climate, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of, recent operating losses at the reporting unit level, downward revisions to forecasts, restructuring actions or plans, and industry trends. The Company did not identify any interim indicators of impairment as of June 30, 2011.
     Although the Company determined that there were no indicators of impairment as of June 30, 2011, it is possible that the future occurrence of potential indicators of impairment could require an interim assessment for some or all of the Company’s reporting units prior to its next required annual assessment. In such circumstances, the Company may be required to recognize non-cash impairment charges which could be material to the Company’s consolidated financial position and results of operations. Such non-cash impairment charges would not have a material adverse impact on the Company’s ability to comply with its debt covenants, as such charges are specifically excluded from its covenant calculations.
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

Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of June 30, 2011 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Reserved
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Pregis Holding II Corporation’s Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed”.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREGIS HOLDING II CORPORATION
Date: August 12, 2011	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)