Form 10-Q
period 2011-09-30
Pregis Holding II CORP
filed 2011-11-14
CIK 1344494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-130353-04

Pregis Holding II Corporation

(Exact name of registrant as specified in its charter)

Delaware	20-3321581
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1650 Lake Cook Road, Deerfield, IL	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 597-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No☒

There were 149.0035 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of September 30, 2011.

PREGIS HOLDING II CORPORATION

QUARTERLY REPORT ON FORM 10-Q

Item 1.	Financial Statements

Pregis Holding II Corporation

Consolidated Balance Sheets

(dollars in thousands, except share and per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$21,247	$46,159
Accounts receivable
Trade, net of allowances of $8,536 and $7,151 respectively	123,328	106,652
Other	16,407	18,509
Inventories, net	89,869	83,123
Deferred income taxes	3,186	3,140
Due from Pactiv	1,167	1,161
Assets held for sale	99,465	99,348
Prepayments and other current assets	9,308	8,560

Total current assets	363,977	366,652

Property, plant and equipment, net of accumulated depreciation of $215,546 and $190,927, respectively	180,149	184,433
Other assets
Goodwill	60,510	78,706
Intangible assets, net	45,707	50,177
Deferred financing costs, net	6,218	4,816
Due from Pactiv, long-term	6,322	8,168
Pension and related assets	11,859	11,848
Restricted Cash	3,503	3,501
Other	383	397

Total other assets	134,502	157,613

Total assets	$678,628	$708,698

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$2,601	$46,363
Accounts payable	98,652	91,751
Accrued income taxes	—	2,268
Accrued payroll and benefits	14,775	12,810
Accrued interest	12,653	7,654
Liabilities held for sale	18,469	16,167
Other	18,141	19,679

Total current liabilities	165,291	196,692

Long-term debt	492,081	442,909
Deferred income taxes	13,721	14,185
Long-term income tax liabilities	3,990	5,732
Pension and related liabilities	3,732	4,149
Other	13,808	18,500
Stockholder’s equity:
Common stock - $0.01 par value; 1,000 shares authorized, 149.0035 shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Additional paid-in capital	155,992	155,055
Accumulated deficit	(161,374)	(119,400)
Accumulated other comprehensive loss	(8,613)	(9,124)

Total stockholder’s equity	(13,995)	26,531

Total liabilities and stockholder’s equity	$678,628	$708,698

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation

Consolidated Statements of Operations

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	$211,995	$197,727	$625,217	$575,451

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	169,904	157,236	498,258	454,511
Selling, general and administrative	25,953	25,567	81,712	83,966
Depreciation and amortization	11,525	10,968	35,036	32,283
Goodwill impairment	18,072	—	18,072	—
Other operating expense, net	3,823	3,871	4,240	5,345

Total operating costs and expenses	229,277	197,642	637,318	576,105

Operating income (loss) from continuing operations	(17,282)	85	(12,101)	(654)
Interest expense, net of interest income	12,405	11,717	37,592	35,284
Foreign exchange (gain) loss, net	1,768	(427)	1,170	333

Loss from continuing operations before income taxes	(31,455)	(11,205)	(50,863)	(36,271)
Income tax expense (benefit)	356	(1,979)	(2,866)	(8,581)

Loss from continuing operations	(31,811)	(9,226)	(47,997)	(27,690)
Income from discontinued operations, net of tax	2,486	1,309	6,023	3,983

Net loss	$(29,325)	$(7,917)	$(41,974)	$(23,707)

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation

Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities of continuing operations
Net loss	$(41,974)	$(23,707)
Adjustments to reconcile net loss to cash provided by operating activities of continuing operations:
Income from discontinued operations	(6,023)	(3,983)
Depreciation and amortization	35,036	32,283
Amortization of inventory step-up	—	406
Deferred income taxes	(1,175)	(10,167)
Unrealized foreign exchange loss	1,328	690
Amortization of deferred financing costs	3,080	2,615
Amortization of debt discount	2,524	2,174
Gain on disposal of property, plant and equipment	(250)	1,737
Stock compensation expense	937	1,389
Goodwill impairment	18,072	—
Changes in operating assets and liabilities
Accounts and other receivables, net	(15,581)	(18,211)
Due from Pactiv	1,905	(169)
Inventories, net	(7,440)	(10,898)
Prepayments and other current assets	(259)	(184)
Accounts payable	6,941	18,263
Accrued taxes	(4,442)	855
Accrued interest	4,780	4,469
Other current liabilities	2,074	(331)
Pension and related assets and liabilities, net	(437)	(1,428)
Other, net	(1,088)	(2,070)

Cash used in operating activities of continuing operations	(1,992)	(6,267)

Investing activities of continuing operations
Capital expenditures	(26,528)	(20,207)
Proceeds from sale of assets	342	535
Proceeds from sale leaseback, net of costs	—	17,875
Acquisition of business, net of cash acquired	(2,733)	(31,655)
Change in restricted cash	(2)	(3,501)

Cash used in investing activities of continuing operations	(28,921)	(36,953)

Financing activities of continuing operations
Repayment of debt	(43,000)	—
Proceeds from ABL credit facility	44,891	—
Proceeds from revolving credit facility	500	500
Proceeds from foreign lines of credit draws	375	3,670
Deferred financing fees	(4,822)	—
Other, net	(252)	71

Cash provided by/(used in) financing activities of continuing operations	(2,308)	4,241
Effect of exchange rate changes on cash and cash equivalents	264	(1,722)

Decrease in cash and cash equivalents from continuing operations	(32,957)	(40,701)
Cash flow from discontinued operations
Cash flows from operating activities of discontinued operations, net	7,850	6,534
Cash flows from investing activities of discontinued operations, net	(580)	(1,612)
Effect of exchange rate changes on cash	(6)	(69)

Net decrease in cash and cash equivalents	(25,693)	(35,848)

Cash and cash equivalents, beginning of period	46,159	78,168
Cash and cash equivalents of discontinued/held-for-sale operations, beginning of period	1,686	2,267
Net decrease in cash and cash equivalents	(25,693)	(35,848)
Less: cash and cash equivalents of discontinued/held for sale operations at end of period	(905)	(2,058)

Cash and cash equivalents, end of period	$21,247	$42,529

The accompanying notes are an integral part of these financial statements.

Pregis Holding II Corporation

Notes to Unaudited Consolidated Financial Statements

(Amounts in thousands of U.S. dollars, unless otherwise noted)

1.	DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Pregis Corporation (“Pregis”) is an international manufacturer, marketer and supplier of protective packaging products and specialty packaging solutions. Pregis operates through two reportable segments - Protective Packaging and Specialty Packaging.

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

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. Management believes these financial statements include all normal recurring adjustments considered necessary for a fair presentation of the financial position and results of operations of the Company. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

These unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Separate financial statements of Pregis Corporation are not presented since the floating rate senior secured notes due April 2013 and the 12.375% senior subordinated notes due October 2013 issued by Pregis Corporation are fully and unconditionally guaranteed on a senior secured and senior subordinated basis, respectively, by Pregis Holding II and all existing domestic subsidiaries of Pregis Corporation and since Pregis Holding II has no operations or assets separate from its investment in Pregis Corporation (see Note 18).

Acquisition and Divestitures

In February 2010 the Company acquired all of the outstanding shares of IntelliPack (see Note 14). The results of operations of IntelliPack, Inc. (“IntelliPack”) are included in the consolidated results of the Company beginning February 20, 2010.

During October 2011, the Company announced the sale of multiple businesses. The proceeds from the transactions will be used to repay a portion of our ABL credit facility and will be otherwise retained for debt repayment, general corporate purposes, and future reinvestment. In the first transaction, management entered into a definitive agreement with Boise Paper Holding, L.L.C. to sell the Hexacomb business for $125 million. This business unit was previously included in the Company’s protective packaging segment and manufactured honeycomb protective packaging material made from kraft paper. In the second transaction, management entered into a definitive agreement with an affiliate of Sun European Partners, LLP (the European advisor to Sun Capital Partners, Inc.) to sell the Kobusch-Sengewald business for €160 million ($220 million). Kobusch-Sengewald included both our flexibles and rigid packaging businesses. This business has historically been included in our specialty packaging segment and manufactured flexible and foodservice packaging such as films, bags, pouches and labels. As part of this divestiture, the Company sold certain assets which historically have been a part of our Hospital Supplies business. Both sales are expected to close during the fourth quarter of 2011.

The Hexacomb business met the criteria for “Assets held for sale” in accordance with Accounting Standard Codification (“ASC”) Topic 360 (ASC 360), Property, Plant and Equipment as of September 30, 2011. The Kobusch-Sengewald business did not meet the criteria for “Assets held for sale” as of September 30, 2011, due to ongoing negotiations and related uncertainty. The Hexacomb assets and liabilities are reflected as “held for sale” on the consolidated balance sheet in accordance with ASC 360, at September 30, 2011 and December 31, 2010. In addition, the result of operations for the Hexacomb business have been presented as discontinued operations in accordance with ASC 205-20, Results of Operations- Discontinued Operations for all periods presented (Note 15).

2.	INVENTORIES

The major components of net inventories are as follows:

	September 30, 2011	December 31, 2010

Finished goods	$46,257	$40,833
Work-in-process	14,395	14,117
Raw materials	27,068	26,192
Other materials and supplies	2,149	1,981

	$89,869	$83,123

Inventories at September 30, 2011 and at December 31, 2010 were stated net of reserves totaling $1,859 and $2,128, respectively.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in goodwill by reportable segment for the nine months ended September 30, 2011 are as follows:

	Protective Packaging	Specialty Packaging	Total
Balance as of December 31, 2010
Goodwill	$49,237	$48,526	$97,763
Goodwill reported in assets held for sale	61,089	—	61,089
Accumulated impairment losses	—	(19,057)	(19,057)

	110,326	29,469	139,795

Changes during period

Impairment losses	(6,917)	(10,906)	(17,823)
Foreign currency translation	(10)	(116)	(126)
Goodwill reported in assets held for sale	(61,336)	—	(61,336)

Balance as of September 30, 2011
Goodwill	48,980	48,410	97,390
Accumulated impairment losses	(6,917)	(29,963)	(36,880)

	$42,063	$18,447	$60,510

During the third quarter, based on several indicators of impairment including (1) depressed global and regional economic conditions driving lower volume demand and overall sales, (2) raw material prices (i.e., resin) remain at or near historical peak levels, (3) an inability to pass along higher raw material prices to customers, and (4) challenges in achieving planned cost cutting measures, the Company concluded on an interim basis that the goodwill in one of the reporting units in the Protective Packaging segment and goodwill in one of the reporting units in the Specialty Packaging segment may be impaired. Therefore, the Company performed an interim goodwill impairment assessment as of August 31, 2011. The fair value of the Company’s reporting units were estimated primarily using a combination of the income approach and the market approach. The Company used discount of 13% and 14% in determining the discounted cash flows for each of the reporting units under the income approach, corresponding to the Company’s cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions. Under the market approach, the Company estimated the fair value of the reporting units based on peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company also considered the multiples at which businesses similar to the reporting units have been sold or offered for sale.

The initial step of the Company’s impairment test indicated that the goodwill in the two reporting units tested were impaired. Both the reporting units had estimated fair values that were lower than their carrying values. The fair values of the reporting units were lower than their carrying values by 24% and 30% as of August 31, 2011. The corresponding carrying values of goodwill for these reporting units were $6.9 million and $10.9 million. The Company is in the process of completing Step 2 of the goodwill impairment analysis to measure the impairment losses and expects to complete the analysis during the fourth quarter. Based on the results of the analysis completed as of the date of the issuance of the consolidated financial statements, the Company concluded that it is probable that the entire carrying value of the goodwill in both the reporting units is impaired. Accordingly, based on the Company’s best estimate of the probable impairment loss, the Company recorded an impairment loss of $6.9 million and $10.9 million related to goodwill in the Protective Packaging segment and Specialty Packaging segment, respectively during the third quarter. Any adjustment to the estimated impairment losses based on the completion of the measurement of the impairment losses will be recorded during the fourth quarter.

The Company’s other intangible assets are summarized as follows:

	Average Life (Years)	September 30, 2011		December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets subject to amortization:
Customer relationships	12	$44,246	$19,663	$44,422	$17,235
Patents	10	13,656	2,335	11,435	1,148
Non-compete agreements	2 - 5	4,903	3,604	4,902	3,319
Software	3	3,947	3,314	3,853	2,809
Land use rights and other	32	1,391	726	1,389	648
Trademarks and trade names	20	3,000	238	3,000	125
In-process research and development	10	—	—	2,200	183
Intangible assets not subject to amortization:
Trademarks and trade names		4,444	—	4,443	—

Total		$75,587	$29,880	$75,644	$25,467

Amortization expense related to intangible assets totaled $1,508 and $1,500 for the three months ended September 30, 2011 and 2010, respectively, and $4,572 and $4,264 for the nine months ended September 30, 2011 and 2010, respectively.

As discussed above, based on the interim indications of impairment noted in certain reporting units, the Company completed the impairment assessment for the indefinite-life intangible assets in the affected reporting units as of August 31, 2011. No material impairment losses were noted based on the impairment assessment.

As a result of the interim indicators of goodwill impairment identified during the third quarter, the Company also evaluated all of the long-lived assets in the affected reporting units for impairment in accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets and noted that there was no impairment in the carrying value of such long-lived assets.

4.	DEBT

The Company’s long-term debt consists of the following:

	September 30, 2011	December 31, 2010

ABL credit facility, due March, 2016	$44,891	$—
Revolving Credit Facility, due October, 2011	—	42,500
Senior secured 2005 notes, due April, 2013	133,870	133,700
Senior secured 2009 notes, due April, 2013 net of discount of $4,841 at September 30, 2011 and $6,928 at December 31, 2010	162,497	160,197
Senior subordinated notes, due October, 2013, net of discount of $967 at September 30, 2011 and $1,272 at December 31, 2010	149,033	148,728
Foreign lines of credit	4,095	3,719
Other	296	428

Total debt	494,682	489,272
Less: current portion of long-term debt	(2,601)	(46,363)

Long-term debt	$492,801	$442,909

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

On October 3, 2011, Pregis announced that it had entered into an agreement to sell its Hexacomb business, and on October 14, 2011 Pregis announced that it had entered into an agreement to sell its Kobush-Sengewald business. The ABL credit facility requires, among other things, that Pregis maintain 25% excess availability immediately following the sales in order to effect each transaction. In order to achieve this threshold, Pregis may be required to prepay borrowings under the ABL credit facility out of the proceeds of such divestitures. Currently, our estimate of the related amount of borrowings required to be paid upon the sale of the Hexacomb business is $2.5 million. This will be ascertained on the date of the sale using the final borrowing base figures. Further, the sale of these businesses will reduce the permitted overadvance amount portion, which are additional available borrowings above assets values, of the borrowing base availability to zero.

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

As of September 30, 2011, borrowings under the ABL credit facility totaled $44.9 million, outstanding letters of credit were $6.0 million, and remaining availability was $24.1 million. The Company utilized proceeds from the ABL credit facility to pay off and terminate its pre-existing $50 million revolving credit facility.

Pregis’s senior secured notes were issued in the principal amount of €100.0 million and €125.0 million, respectively, and bear interest at a floating rate equal to EURIBOR (as defined) plus 5.00% per year (for a total rate of 6.605% as of September 30, 2011). Interest resets quarterly and is payable quarterly on January 15, April 15, July 15 and October 15. The senior secured notes mature on April 15, 2013. The senior subordinated notes were issued in the principal amount of $150.0 million and bear interest at the rate of

12.375% annually. Interest on the senior subordinated notes is payable semi-annually on April 15 and October 15. The senior subordinated notes mature on October 15, 2013. The senior subordinated notes were issued at a discount of 98.149% of their principal amount, resulting in an initial discount of $2.8 million, which is being amortized using the effective interest method over the term of the notes. The senior secured notes issued in 2009 were issued at a discount of 94% of their principal amount, resulting in an initial discount of $11.0 million (€7.5 million), which is being amortized using the effective interest method over the term of the notes. The senior secured notes and senior subordinated notes do not have required principal payments prior to maturity.

The indentures governing the senior secured notes and the senior subordinated notes provide that proceeds from the sale of assets must be applied in specified manners within 365 days of the date of receipt of proceeds therefrom. Capitalized terms used in this paragraph are as defined in the indentures governing the senior secured notes and senior subordinated notes, as applicable. The indenture governing the senior secured notes provides that, within 365 days of the receipt of the proceeds of the sale of assets, the proceeds must be used to either: (i) repay (x) Indebtedness constituting First Priority Lien Obligations, (y) Indebtedness secured by a Permitted Lien on the assets that were sold (if the assets sold are not Collateral) or (z) Indebtedness of a Restricted Subsidiary of Pregis that is not a Guarantor of the senior secured notes; (ii) purchase or make an investment in Replacement Assets; (iii) repay Pari Passu Debt, provided that Pregis must ratably prepay the senior secured notes, if then prepayable, or make an offer to all holders of senior secured notes in the amount that would otherwise be prepaid if the senior secured notes are not then prepayable; or (iv) any combination of the foregoing. The indenture governing the senior subordinated notes provides that, within 365 days of the receipt of the proceeds of the sale of assets, the proceeds must be used to either: (i) repay Senior Debt (which includes the senior secured notes) or Indebtedness of a Restricted Subsidiary of Pregis that is not a Guarantor of the senior subordinated notes; (ii) purchase or make an investment in Replacement Assets; (iii) repay Pari Passu Debt, provided that Pregis must ratably prepay the senior subordinated notes, if then prepayable, or make an offer to all holders of senior subordinated notes in the amount that would otherwise be prepaid if the senior subordinated notes are not then prepayable; or (iv) any combination of the foregoing. Both indentures provide that pending the final application of any such proceeds of an asset sale, Pregis may temporarily reduce revolving credit borrowings or otherwise invest such proceeds in any manner that is not prohibited by the indentures. Both indentures provide that if the proceeds of a sale of assets are not applied as described above within 365 days of the receipt of the proceeds, or earlier if Pregis elects, Pregis must make an offer to all noteholders and holders of Pari Passu Debt to purchase their debt with the proceeds at a price of 100% of the principal amount of such debt plus accrued and unpaid interest to the date of purchase. The Company is in the process of determining how the proceeds of the pending sales of the Hexacomb and Kobusch-Sengewald businesses as described previously will be used to comply with the terms of the indentures.

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

For the nine months ended September 30, 2011, the revaluation of the Company’s euro-denominated senior secured notes resulted in an unrealized foreign exchange loss of $0.3 million which has been partially offset by unrealized gain of $0.6 million related to the revaluation of the Company’s euro-denominated intercompany notes receivable for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, the revaluation of the Company’s euro-denominated senior secured notes resulted in an unrealized foreign exchange gain of $14.8 million which has been partially offset by unrealized losses of $15.6 million related to the revaluation of the Company’s euro-denominated intercompany notes receivable for the nine months ended September 30, 2010. These amounts are included within foreign exchange (gain) loss, net in the Company’s consolidated statements of operations.

The Company has borrowings available to its foreign subsidiaries under two local lines of credit. The first subsidiary line of credit allows for borrowings up to a certain percentage of such subsidiary’s specified accounts receivable. As of September 30, 2011, amounts outstanding under this foreign line of credit totaled $4.1 million. The second foreign line of credit allows for issuances of letters of credit only, which totaled $3.0 million as of September 30, 2011.

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

The accounting for the cash flow impact of the swap was recorded as an adjustment to interest expense. For the three months ended March 31, 2011, the swap resulted in an increase to interest expense of $1,654, which included additional expense of $838 related to the termination of the swap. There was no additional interest expense in the third quarter due to the settlement of the swap in March 2011. For the three and nine months ended September 30, 2010, the swap resulted in an increase to interest expense of $852 and $2,664, respectively.

At September 30, 2011, the Company’s contingent purchase consideration relating to the IntelliPack acquisition in 2010 is recorded at fair value and is categorized as Level 3 within the fair value hierarchy. The fair value of this liability is estimated using a present value analysis as of September 30, 2011 and was $7.4 million. This analysis considers, among other items, the financial forecasts of future operating results of the acquiree, the probability of reaching the forecast, and the associated discount rate. A rollforward of this liability from the acquisition date to the balance sheet date is as follows:

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent purchase consideration liability
Fair value at acquisition date	$9,700
Payments	(772)
Change in fair value (1)	672

Balance as of December 31, 2010	$9,600

Payments	(2,733)
Change in fair value (1)	533

Balance as of September 30, 2011	$7,400

(1)	The adjustment to the original contingent purchase consideration liability recorded was the result of using revised financial forecasts in the updated fair value measurement and is included in interest expense in the consolidated statements of operations

The carrying values of other financial instruments included in current assets and current liabilities approximate fair values due to the short-term maturities of these instruments. At September 30, 2011, the fair values of the Company’s senior secured notes (issued in 2005), senior secured notes (issued in 2009), and senior subordinated notes were estimated to be $128,850, $161,062, and $130,500 respectively, based on quoted market prices. Under ASC Topic 825, “Financial Instruments”, entities are permitted to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value measurement option under this standard for any of its financial assets or liabilities.

The Company’s fair value estimate of goodwill for two of its reporting units in the Protective Packaging and Specialty Packaging segment, which resulted in an impairment charge of $18,072, was based upon Level 3 inputs. The Company estimated the fair value of the reporting units using both the income and market approaches, based on the present value of expected future cash flows, computed using discount rates of 13% and 14%, which corresponds to their risk-adjusted cost of capital. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions. See Note 3.

6.	PENSION PLANS

The Company sponsors three defined benefit pension plans covering the majority of its employees located in the United Kingdom and the Netherlands.

The components of net periodic pension cost related to these plans for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Service cost of benefits earned	$587	$506	$1,767	$1,503
Interest cost on benefit obligations	1,293	1,160	3,887	3,524
Expected return on plan assets	(1,644)	(1,621)	(4,944)	(4,825)
Amortization of unrecognized net gain	—	(9)	—	(29)

Net periodic pension cost	$236	$36	$710	$173

7.	OTHER OPERATING EXPENSE, NET

A summary of the items comprising other operating expense, net is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Divestiture costs	$4,217	$—	$4,217	$—
Restructuring expense	153	2,045	1,127	3,587
Gain on disposal of property, plant and equipment	(62)	1,837	(250)	1,747
Other (income) expense, net	(485)	(11)	(854)	11

Other operating expense, net	$3,823	$3,871	$4,240	$5,345

Divestiture costs comprised of legal and due diligence costs in relation to the Company’s planned divestitures of the Hexacomb and Kobusch-Sengewald businesses.

Restructuring activities are discussed further in Note 8 below.

8.	RESTRUCTURING ACTIVITY

In 2010, the Company incurred restructuring costs within its European operations in an effort to upgrade management and to further drive cost reductions. The Company used outside consultants to aid in this process. These efforts have continued in 2011.

Following is a reconciliation of the restructuring liability for the nine months ended September 30, 2011.

Segment	December 31, 2010	Severance	Other	Cash Paid Out	Foreign Currency Translation	September 30, 2011

Protective Packaging	$118	$204	$531	$(851)	$4	$6
Specialty Packaging	822	23	—	(889)	44	—
Corporate	—	—	369	(369)	—	—

Total	$940	$227	$900	$(2,109)	$48	$6

Amounts recorded for restructuring liabilities are included in other current liabilities on the Company’s consolidated balance sheets.

9.	INCOME TAXES

The Company’s effective tax rate for continuing operations was (5.63)% and (23.66)% for the nine months ended September 30, 2011 and 2010, respectively. Reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate is shown in the following table:

	Nine Months Ended September 30,
	2011	2010
U.S. federal income tax rate	(35.00)%	(35.00)%
Changes in income tax rate resulting from:
Valuation allowances	13.54	7.83
State and local taxes on income, net of U.S. federal income tax benefit	(0.67)	(0.93)
Foreign rate differential	1.35	0.31
Permanent differences	14.93	1.31
Other	0.22	2.82

Income tax benefit	(5.63)%	(23.66)%

10.	RELATED PARTY TRANSACTIONS

Continuing Operations

The Company is party to a management agreement with its sponsors, AEA Investors LP and its affiliates, who provide various advisory and consulting services. Fees and expenses incurred under this agreement totaled $585 and $1,722 for the three and nine months ended September 30, 2011, and $537 and $2,026 for the same periods of 2010 which included a $500 fee for services related to the acquisition of IntelliPack.

The Company had sales to affiliates of AEA Investors LP totaling $1,431 for the three months ended March 31, 2011. There were no sales to affiliates of AEA Investors LP for the second and third quarters of 2011. For the three and nine months ended September 30, 2010, the Company had sales to affiliates of AEA Investors LP totaling $1,148 and $1,963, respectively. The Company made purchases from affiliates of AEA Investors LP totaling $4,630 and $14,155 for the three and nine months ended September 30, 2011 compared to $4,136 and $11,885 for the same periods of 2010.

Discontinued Operations

Discontinued operations had no related-party transactions for the three and nine months ended September 30, 2011 and no related party transactions for the same periods of 2010.

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

As of the third quarter of fiscal 2011, the results of Hexacomb business are reported as discontinued operations for the periods presented as further described in Note 15.

Specialty Packaging – This segment provides innovative packaging solutions for food, medical, and other specialty packaging applications, primarily in Europe.

Net sales by reportable segment for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Protective Packaging	$122,877	$115,860	$364,518	$338,858
Specialty Packaging	89,118	81,867	260,699	236,593

	$211,995	$197,727	$625,217	$575,451

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

The following table presents EBITDA by reportable segment and reconciles the total segment EBITDA to loss from continuing operations before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment EBITDA
Protective Packaging	$10,842	$11,063	$30,893	$27,079
Specialty Packaging	9,925	7,674	28,775	27,075

Total segment EBITDA	20,767	18,737	59,668	54,154
Corporate expenses	(7,794)	(3,361)	(16,439)	(15,355)
Restructuring expense	(153)	(2,045)	(1,127)	(3,587)
Depreciation and amortization	(11,525)	(10,968)	(35,036)	(32,283)
Interest expense, net of interest income	(12,405)	(11,717)	(37,592)	(35,284)
Goodwill impairment	(18,072)	—	(18,072)	—
Unrealized foreign exchange loss, net	(1,908)	321	(1,328)	(690)
Non-cash stock compensation	(360)	(331)	(937)	(1,389)
Non-cash loss on sales leaseback	—	(1,914)	—	(1,914)
Other	(5)	73	—	77

Loss from continuing operations before income taxes	$(31,455)	$(11,205)	$(50,863)	$(36,271)

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

12.	COMPREHENSIVE INCOME (LOSS)

Total comprehensive loss and its components for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net loss	$(29,325)	$(7,917)	$(41,974)	$(23,707)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,028	(4,737)	(510)	1,528
Net change in fair value of hedging instrument	—	348	1,021	1,498

Comprehensive income (loss)	$(23,297)	$(12,306)	$(41,463)	$(20,681)

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

Financing commitments

As of September 30, 2011, the Company had $6,023 of outstanding letters of credit under the ABL credit facility. In addition, the Company had outstanding guarantees and letters of credit issued under other financing lines with local banks totaling $3,043.

14.	ACQUISITIONS

In February 2010, Pregis acquired all of the outstanding stock of IntelliPack, Inc. through one of its wholly owned subsidiaries, Pregis Management Corporation (the “IntelliPack Acquisition”). Following the acquisition, Pregis Management Corporation was subsequently renamed Pregis IntelliPack Corporation (“IntelliPack”). The initial purchase price of $31.5 million, including certain escrowed amounts totaling $3.5 million, was funded with cash-on-hand. In accordance with the terms of the agreement, additional consideration up to a maximum of $11.5 million may be payable by Pregis if certain future performance targets are achieved by IntelliPack. Based on a present value analysis, the fair value of contingent purchase consideration was valued at approximately $9.7 million on the acquisition date. The Company has paid $2.7 million as of September 30, 2011 and $0.8 million during 2010 related to this contingency. The remaining contingent purchase consideration was revalued at approximately $7.4 million as of September 30, 2011. The classification of the additional consideration payable as current and long-term was based on the estimated timing of future payments and the amounts are included in other current liabilities and other long-term liabilities in the consolidated balance sheet.

15.	ASSETS HELD-FOR-SALE AND DISCONTINUED OPERATIONS

Hexacomb Business

As discussed in Note 1, on October 3, 2011, the Company announced the sale of the Hexacomb business to Boise Paper Holdings, L.L.C., for $125 million. The sale is expected to close during the fourth quarter of 2011 and the Company has estimated that the sale will result in a pre-tax gain of approximately $40 million.

The Hexacomb business met the criteria for “Assets held for sale” in accordance with ASC 360 as of September 30, 2011. The Hexacomb assets and liabilities are reflected as “held for sale” on the consolidated balance sheets in accordance with ASC 360 at September 30, 2011 and December 31, 2010. In addition, the results of operations for the Hexacomb business have been presented as discontinued operations in accordance with ASC 205-20 for all periods presented.

The assets and liabilities of the Hexacomb business are disclosed as current assets and current liabilities held for sale in the consolidated balance sheets as of September 30, 2011 and December 31, 2010. Additional detail related to those assets and liabilities are as follows:

	September 30, 2011	December 31, 2010
Current assets	$22,160	$20,916
Plant, property and equipment, net	12,746	13,827
Goodwill	61,336	61,089
Other non-current assets	3,223	3,516

Total assets	$99,465	$99,348

Current liabilities	$15,643	$13,257
Other non-current liabilities	2,826	2,910

Total liabilities	$18,469	$16,167

Accumulated other comprehensive loss in the consolidated balance sheets as of September 30, 2011 and December 31, 2010, includes foreign currency translation adjustments of $0.9 million and $0.9 million, respectively.

Income from discontinued operations, net of tax presented in the consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net sales	$29,105	$25,954	$85,044	$76,067
Income before income taxes	3,293	2,072	8,707	5,967
Income tax expense	(807)	(763)	(2,684)	(1,984)

Income from discontinued operations, net of tax	$2,486	$1,309	$6,023	$3,983

16.	SUBSEQUENT EVENT

As also described in Note 1, on October 13, 2011, management entered into a definitive agreement with an affiliate of Sun European Partners, LLP, the European adviser to Sun Capital Partners, Inc., to sell our Kobusch-Sengewald business. Kobusch-Sengewald included both our flexibles and rigid packaging businesses. This business has historically been included in our specialty packaging segment and manufactured flexible and foodservice packaging such as films, bags, pouches, and labels. As part of this divestiture, the Company sold certain assets which, historically have been a part of our Hospital Supplies business. This business unit was previously included in our specialty packaging segment and manufactured medical supplies and packaging.

The sale price agreed upon for the business unit is €160 million ($220 million), subject to the adjustments set forth in the Agreement. The Kobusch-Sengewald business did not meet the criteria for “Assets held for sale” as of September 30, 2011 due to ongoing negotiations and related uncertainty. We expect to close in the fourth quarter of 2011 and record a gain on the sale. The asset group of the Kobusch-Sengewald businesses comprise of the following major assets and liabilities:

September 30, 2011
Current assets	$111,568
Plant, property and equipment, net	65,945
Goodwill	18,432
Other non-current assets	16,801

Total assets	$212,746

Current liabilities	$53,438
Long term debt	11,500
Other non-current liabilities	4,769

Total Liabilities	69,707

The table above does not include certain assets that historically were a part of the Company’s Hospital Supplies business and disposed as part of this transaction.

17.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2011, the FASB issued ASU 2011-08 which provided new guidance on the testing for goodwill impairment. ASU 2011-08 was issued to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. This guidance will take effect for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has elected to adopt this ASU early as permitted by FASB when testing for goodwill impairment during the current year.

18.	SUPPLEMENTAL GUARANTOR CONDENSED FINANCIAL INFORMATION

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

Pregis Holding II Corporation

Condensed Consolidating Balance Sheet

September 30, 2011

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$5,311	$529	$15,407	$—	$21,247
Accounts receivable
Trade, net of allowances	—	—	29,054	94,274	—	123,328
Affiliates	—	174,682	226,127	(9,733)	(391,076)	—
Other	—	—	325	16,082	—	16,407
Inventories, net	—	—	18,810	71,059	—	89,869
Deferred income taxes	—	134	2,562	490	—	3,186
Due from Pactiv	—	96	—	1,071	—	1,167
Assets held for sale	—	—	80,478	18,987	—	99,465
Prepayments and other current assets	—	8,849	(2)	461	—	9,308

Total current assets	—	189,072	357,883	208,098	(391,076)	363,977
Investment in subsidiaries / intercompany balances	(13,995)	461,141	—	—	(447,146)	—
Property, plant and equipment, net	—	880	47,848	131,421	—	180,149
Other assets
Goodwill	—	—	40,006	20,504	—	60,510
Intangible assets, net	—	—	30,221	15,486	—	45,707
Restricted cash	—	3,503	—	—	—	3,503
Other	—	5,614	3,445	15,723	—	24,782

Total other assets	—	9,117	73,672	51,713	—	134,502

Total assets	$(13,995)	$660,210	$479,403	$391,232	$(838,222)	$678,628

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$2,500	$—	$101	$—	$2,601
Accounts payable	—	13,074	14,997	70,581	—	98,652
Accounts payable, affiliate	—	180,763	179,451	30,719	(390,933)	—
Accrued payroll and benefits	—	627	3,393	10,755	—	14,775
Accrued interest	—	12,653	—	—	—	12,653
Liabilities held for sale	—	—	14,157	4,312	—	18,469
Other	—	4,254	5,997	7,890	—	18,141

Total current liabilities	—	213,871	217,995	124,358	(390,933)	165,291
Long-term debt	—	467,790	—	24,291	—	492,081
Intercompany balances	—	—	77,385	276,555	(353,940)	—
Deferred income taxes	—	(12,259)	22,793	3,187	—	13,721
Other long-term liabilities	—	4,804	6,943	9,783	—	21,530
Total Stockholder’s equity	(13,995)	(13,996)	154,287	(46,942)	(93,349)	(13,995)

Total liabilities and stockholder’s equity	$(13,995)	$660,210	$479,403	$391,232	$(838,222)	$678,628

Pregis Holding II Corporation

Condensed Consolidating Balance Sheet

December 30, 2010

(unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$19,019	$763	$26,377	$—	$46,159
Accounts receivable
Trade, net of allowances	—	—	26,591	80,061	—	106,652
Affiliates	—	67,201	90,017	4,334	(161,552)	—
Other	—	—	(14)	18,523	—	18,509
Inventories, net	—	—	20,090	63,033	—	83,123
Deferred income taxes	—	134	2,562	444	—	3,140
Due from Pactiv	—	56	—	1,105	—	1,161
Assets held for sale	—	—	79,502	19,846	—	99,348
Prepayments and other current assets	—	4,269	1,105	3,186	—	8,560

Total current assets	—	90,679	220,616	216,909	(161,552)	366,652
Investment in subsidiaries / intercompany balances	26,531	475,691	—	—	(502,222)	—
Property, plant and equipment, net	—	1,042	50,391	133,000	—	184,433
Other assets
Goodwill	—	—	40,006	38,700	—	78,706
Intangible assets, net	—	—	32,627	17,550	—	50,177
Restricted cash	—	3,501	—	—	—	3,501
Other	—	4,836	3,489	16,904	—	25,229

Total other assets	—	8,337	76,122	73,154	—	157,613

Total assets	$26,531	$575,749	$347,129	$423,063	$(663,774)	$708,698

Liabilities and stockholder’s equity
Current liabilities
Current portion of long-term debt	$—	$42,500	$—	$3,863	$—	$46,363
Accounts payable	—	5,208	16,436	70,107	—	91,751
Accounts payable, affiliate	—	50,104	62,895	48,417	(161,416)	—
Accrued income taxes	—	(1,597)	983	2,882	—	2,268
Accrued payroll and benefits	—	446	3,179	9,185	—	12,810
Accrued interest	—	7,654	—	—	—	7,654
Liabilities held for sale	—	—	11,530	4,637	—	16,167
Other	—	5,136	5,414	9,129	—	19,679

Total current liabilities	—	109,451	100,437	148,220	(161,416)	196,692
Long-term debt	—	442,625	—	284	—	442,909
Intercompany balances	—	—	77,384	276,198	(353,582)	—
Deferred income taxes	—	(12,374)	22,794	3,765	—	14,185
Other long-term liabilities	—	9,516	6,779	12,086	—	28,381
Total Stockholder’s equity	26,531	26,531	139,735	(17,490)	(148,776)	26,531

Total liabilities and stockholder’s equity	$26,531	$575,749	$347,129	$423,063	$(663,774)	$708,698

Pregis Holding II Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2011

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$—	$74,407	$141,107	$(3,519)	$211,995

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	401	55,311	117,711	(3,519)	169,904
Selling, general and administrative	—	3,448	7,690	14,815	—	25,953
Depreciation and amortization	—	129	4,211	7,185	—	11,525
Goodwill impairment	—	—	—	18,072	—	18,072
Other operating expense, net	—	4,079	(54)	(202)	—	3,823

Total operating costs and expenses	—	8,057	67,158	157,581	(3,519)	229,277

Operating income (loss) from continuing operations	—	(8,057)	7,249	(16,474)	—	(17,282)
Interest expense, net of interest Income	—	3,907	2,394	6,104	—	12,405
Foreign exchange (gain) loss, net	—	1,192	—	576	—	1,768
Equity in loss of subsidiaries	29,325	17,196	—	—	(46,521)	—

Income (loss) from continuing operations before income taxes	(29,325)	(30,352)	4,855	(23,154)	46,521	(31,455)
Income tax expense (benefit)	—	(1,027)	1,953	(570)	—	356

Net income (loss) from continuing operations	(29,325)	(29,325)	2,902	(22,584)	46,521	(31,811)
Net income from discontinued operations, net of income tax expense	—	—	1,695	791	—	2,486

Net income (loss)	$(29,325)	$(29,325)	$4,597	$(21,793)	$46,521	$(29,325)

Pregis Holding II Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$—	$70,709	$129,871	$(2,853)	$197,727

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	52,552	107,537	(2,853)	157,236
Selling, general and administrative	—	3,837	7,323	14,407	—	25,567
Depreciation and amortization	—	132	4,034	6,802	—	10,968
Other operating expense, net	—	943	1,978	950	—	3,871

Total operating costs and expenses	—	4,912	65,887	129,696	(2,853)	197,642

Operating income (loss) from continuing operations	—	(4,912)	4,822	175	—	85
Interest expense, net of interest Income	—	4,005	2,715	4,997	—	11,717
Foreign exchange (gain) loss, net	—	(1,322)	—	895	—	(427)
Equity in loss of subsidiaries	7,917	2,981	—	—	(10,898)	—

Income (loss) from continuing operations before income taxes	(7,917)	(10,576)	2,107	(5,717)	10,898	(11,205)
Income tax expense (benefit)	—	(2,659)	783	(103)	—	(1,979)

Net income (loss) from continuing operations	(7,917)	(7,917)	1,324	(5,614)	10,898	(9,226)
Net income from discontinued operations, net of income tax expense	—	—	1,020	289	—	1,309

Net income (loss)	$(7,917)	$(7,917)	$2,344	$(5,325)	$10,898	$(7,917)

Pregis Holding II Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2011

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$—	$213,496	$421,029	$(9,308)	$625,217

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	401	159,000	348,165	(9,308)	498,258
Selling, general and administrative	—	12,467	24,042	45,203	—	81,712
Depreciation and amortization	—	389	12,776	21,871	—	35,036
Goodwill Impairment	—	—	—	18,072	—	18,072
Other operating expense, net	—	4,576	(112)	(224)	—	4,240

Total operating costs and expenses	—	17,833	195,706	433,087	(9,308)	637,318

Operating income (loss) from continuing operations	—	(17,833)	17,790	(12,058)	—	(12,101)
Interest expense, net of interest income	—	12,864	7,182	17,546	—	37,592
Foreign exchange (gain) loss, net	—	(77)	—	1,247	—	1,170
Equity in loss of subsidiaries	41,974	14,392	—	—	(56,366)	—

Income (loss) from continuing operations before income taxes	(41,974)	(45,012)	10,608	(30,851)	56,366	(50,863)
Income tax expense (benefit)	—	(3,038)	103	69	—	(2,866)

Net income (loss) from continuing operations	(41,974)	(41,974)	10,505	(30,920)	56,366	(47,997)
Net income from discontinued operations, net of income tax expense	—	—	4,047	1,976	—	6,023

Net income (loss)	$(41,974)	$(41,974)	$14,552	$(28,944)	$56,366	$(41,974)

Pregis Holding II Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$—	$—	$198,380	$385,613	$(8,542)	$575,451

Operating costs and expenses:
Cost of sales, excluding depreciation and amortization	—	—	149,036	314,017	(8,542)	454,511
Selling, general and administrative	—	16,708	22,465	44,793	—	83,966
Depreciation and amortization	—	394	11,794	20,095	—	32,283
Other operating expense, net	—	1,856	1,883	1,606	—	5,345

Total operating costs and expenses	—	18,958	185,178	380,511	(8,542)	576,105

Operating income (loss) from continuing operations	—	(18,958)	13,202	5,102	—	(654)
Interest expense	—	10,936	9,166	15,182	—	35,284
Foreign exchange (gain) loss, net	—	678	—	(345)	—	333
Equity in loss of subsidiaries	23,707	4,374	—	—	(28,081)	—

Income (loss) from continuing operations before income taxes	(23,707)	(34,946)	4,036	(9,735)	28,081	(36,271)
Income tax expense (benefit)	—	(11,239)	1,749	909	—	(8,581)

Net income (loss) from continuing operations	(23,707)	(23,707)	2,287	(10,644)	28,081	(27,690)
Net income from discontinued operations, net of income tax expense	—	—	2,990	993	—	3,983

Net income (loss)	$(23,707)	$(23,707)	$5,277	$(9,651)	$28,081	$(23,707)

Pregis Holding II Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities of continuing operations
Net income (loss)	$(41,974)	$(41,974)	$14,552	$(28,944)	$56,366	$(41,974)
Net income from discontinued operations	—	—	(4,047)	(1,976)	—	(6,023)
Non-cash adjustments	41,974	20,671	13,497	39,776	(56,366)	59,552
Changes in operating assets and liabilities, net of effects of acquisitions	—	32,948	(16,446)	(30,049)	—	(13,547)

Cash provided by (used in) operating activities of continuing operations	—	11,645	7,556	(21,193)	—	(1,992)

Investing activities of continuing operations
Capital expenditures	—	(227)	(7,899)	(18,402)	—	(26,528)
Proceeds from sale of assets	—	—	108	234	—	342
Acquisition of business, net of cash acquired	—	(2,733)		—	—	(2,733)
Change in restricted cash	—	(2)		—	—	(2)

Cash used in investing activities of continuing operations	—	(2,962)	(7,791)	(18,168)	—	(28,921)

Financing activities of continuing operations
Repayment of long-term debt	—	(43,000)	—	—	—	(43,000)
Proceeds from ABL credit facility	—	24,891	—	20,000	—	44,891
Proceeds from revolving credit facility	—	500	—	—	—	500
Proceeds from local lines of credit draws	—	—	—	375		375
Deferred financing fees	—	(4,822)	—	—	—	(4,822)
Other, net	—	—	—	(252)	—	(252)

Cash provided by (used in) financing activities of continuing operations	—	(22,431)	—	20,123	—	(2,308)
Effect of exchange rate changes on cash and cash equivalents	—	40	—	224	—	264

Increase/decrease in cash and cash equivalents of continuing operations	—	(13,708)	(235)	(19,014)	—	(32,957)
Cash flow from discontinued operations
Cash flows from operating activities of discontinued operations, net	—	—	287	7,563	—	7,850
Cash flows from investing activities of discontinued operations, net	—	—	(286)	(294)	—	(580)
Effect of exchange rate changes on cash	—	—	—	(6)	—	(6)

Net decrease in cash and cash equivalents	—	(13,708)	(234)	(11,751)	—	(25,693)

Cash and cash equivalents, beginning of period	—	19,019	763	26,377	—	46,159
Cash and cash equivalents of discontinued/held for sale operations, beginning of period	—	—	—	1,686	—	— 1,686
Net decrease in cash and cash equivalents	—	(13,708)	(234)	(11,751)	—	(25,693)
Less: cash and cash equivalents of discontinued/held for sale operations at end of period	—	—	—	(905)	—	(905)

Cash and cash equivalents, end of period	$—	$5,311	$529	$15,407	$—	$21,247

Pregis Holding II Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(Unaudited)

	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities of continuing operations
Net income (loss)	$(23,707)	$(23,707)	$5,277	$(9,651)	$28,081	$(23,707)
Net income from discontinued operations	—	—	(2,990)	(993)	—	(3,983)
Non-cash adjustments	23,707	555	15,763	19,183	(28,081)	31,127
Changes in operating assets and liabilities, net of effects of acquisitions	—	6,068	(1,130)	(14,642)	—	(9,704)

Cash provided by (used in) operating activities of continuing operations	—	(17,084)	16,920	(6,103)	—	(6,267)

Investing activities of continuing operations
Capital expenditures	—	(169)	(8,215)	(11,823)	—	(20,207)
Proceeds from sale of assets	—	—	(15)	550	—	535
Proceeds from sale leaseback	—	—	17,875	—	—	17,875
Acquisition of business, net of cash acquired	—	(31,770)	115	—	—	(31,655)
Change in restricted cash	—	(3,501)	—	—	—	(3,501)

Cash used in investing activities of continuing operations	—	(35,440)	9,760	(11,273)	—	(36,953)

Financing activities of continuing operations
Intercompany activity	—	26,758	(26,758)	—	—	—
Proceeds from revolving credit facility	—	500	—	—	—	500
Proceeds from local lines of credit draws	—	—	—	3,670	—	3,670
Other, net	—	—	—	71	—	71

Cash provided by (used in) financing activities of continuing operations	—	27,258	(26,758)	3,741	—	4,241
Effect of exchange rate changes on cash and cash equivalents	—	4	—	(1,726)	—	(1,722)

Increase (decrease) in cash and cash equivalents of continuing operations	—	(25,262)	(78)	(15,361)	—	(40,701)
Cash flow from discontinued operations
Cash flows from operating activities of discontinued operations, net	—	—	853	5,681	—	6,534
Cash flows from investing activities of discontinued operations, net	—	—	(775)	(837)	—	(1,612)
Effect of exchange rate changes on cash	—	—	—	(69)	—	(69)

Net decrease in cash and cash equivalents	—	(25,262)	—	(10,586)	—	(35,848)
Cash and cash equivalents, beginning of period	—	40,883	—	37,285	—	78,168
Cash and cash equivalents of discontinued/held for sale operations, beginning of period	—	—	—	2,267	—	2,267
Net decrease in cash and cash equivalents	—	(25,262)	—	(10,586)	—	(35,848)
Less: cash and cash equivalents of discontinued/held for sale operations at end of period	—	—	—	(2,058)	—	(2,058)

Cash and cash equivalents, end of period	$—	$15,621	$—	$26,908	$—	$42,529

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pregis – Results from Continuing and Discontinued Operations

For the third quarter of 2011, the Company generated net sales of $241.1 million, an increase of 7.8% versus net sales of $223.7 million in the third quarter of 2010. Gross margin as a percent of net sales decreased year-over-year to 20.9% for the third quarter of 2011, compared to 21.2% for the same period of 2010.

	Reconciliation of Net Sales
	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change

Net Sales from continuing operations	$211,995	$197,727	$14,268	$625,217	$575,451	$49,766
Net Sales from discontinued operations	29,105	25,954	3,151	85,044	76,067	8,977

Total Net Sales	$241,100	$223,681	$17,419	$710,261	$651,518	$58,743

	Reconciliation of Gross Margin
	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2011	2010	Change	2011	2010	Change

Net sales from continuing operations	$211,995	$197,727	$14,268	$625,217	$575,451	$49,766
Net sales from discontinued operations	29,105	25,954	3,151	85,044	76,067	8,977

Total Net Sales	241,100	223,681	17,419	710,261	651,518	58,743
Cost of sales, excluding depreciation and amortization of continuing operations	(169,904)	(157,236)	(12,668)	(498,258)	(454,511)	(43,747)
Cost of sales, excluding depreciation and amortization of discontinued operations	(20,688)	(19,065)	(1,623)	(61,337)	(55,628)	(5,709)

Total Cost of sales, excluding depreciation and amortization	(190,592)	(176,301)	(14,291)	(559,595)	(510,139)	(49,456)
Gross margin of continuing operations	$42,091	$40,491	$1,600	$126,959	$120,940	$6,019
Gross margin of discontinued operations	8,417	6,889	1,528	23,707	20,439	3,268

Total gross margin	$50,508	$47,380	$3,128	$150,666	$141,379	$9,287

Gross margin, as a percent of net sales of continuing operations	19.9%	20.5%	(0.6)%	20.3%	21.0%	(0.7)%

Gross margin, as a percent of net sales of discontinued operations	28.9%	26.5%	2.4%	27.9%	26.9%	1.0%

Total gross margin, as a percent of total net sales	20.9%	21.2%	(0.3)%	21.2%	21.7%	(0.6)%

Divestitures

During October 2011, we announced our decision to divest of certain business units as part of two separate transactions. In the first transaction, on October 3, 2011 we announced that management had entered into a definitive agreement with Boise Paper Holding, L.L.C. to sell our Hexacomb business for $125 million. In the second transaction, on October 13, 2011, we announced that management had entered into a definitive agreement with an affiliate of Sun European Partners, LLP to sell our Kobusch-Sengewald business for €160 million. Both sales will close during the fourth quarter of 2011.

The Hexacomb business met the criteria for “Assets held for sale” in accordance with ASC 360 as of September 30, 2011. The Kobusch-Sengewald business did not meet the criteria for “Assets held for sale” as of September 30, 2011 due to ongoing negotiations and related uncertainty. The Hexacomb assets and liabilities are reflected as “held for sale” on the consolidated balance sheets in accordance with ASC 360 at September 30, 2011 and December 31, 2011. In addition, the results of operations for the Hexacomb business have been presented as discontinued operations in accordance with ASC 205-20 for all periods presented (Note 15). Given that the criteria required to reflect operations as discontinued under ASC 205-20 was not met, at the quarter end date, the results of Kobusch-Sengewald continue to be included in continuing operations as of September 30, 2011. In addition, the result of operations for Hexacomb have been presented as discontinued operations in accordance with ASC 205-20, at the quarter end date, for all periods presented. Given that the criteria required to reflect operations as discontinued under ASC 205-20 was not met, the results of Kobusch-Sengewald continue to be included in continuing operations as of September 30, 2011.

Pregis – Results from Continuing Operations

Our net sales from continuing operations for the three and nine months ended September 30, 2011 increased 7.2% and 8.6%, respectively, over the comparable periods of 2010. The increase was driven primarily by the impact of selling price increases, favorable currency translation and incremental sales associated with the acquisition of IntelliPack. Excluding the impact of favorable foreign currency translation and the net sales of the partial first quarter of IntelliPack, net sales for the three and nine months ended September 30, 2011 increased 2.9% and 4.4%, respectively, compared to the same periods in 2010.

Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales from continuing operations decreased to 19.9% for the three months ended September 30, 2011, compared to 20.5% for the same period of 2010. This decline in our 2011 gross margin percentage was driven primarily by increased key raw material costs partially offset by the impact of selling price increases.

Our gross margin (defined as net sales less cost of sales, excluding depreciation and amortization) as a percent of net sales from continuing operations decreased to 20.3% for the nine months ended September 30, 2011, compared to 21.0% for the same period of 2010. This decline in our 2011 gross margin percentage was driven primarily by increased key raw material costs partially offset by the impact of selling price increases.

The majority of the products we sell are plastic-resin based, and therefore our operations are highly sensitive to fluctuations in the costs of plastic resins. In the first nine months of 2011 as compared to the same period of 2010, average resin costs increased approximately 13% in North America and 22% in Europe, as measured by the Chemical Market Associates, Inc. (“CMAI”) index and ICIS index, their respective market indices.

In March 2011, the Company successfully refinanced its existing $50 million revolving credit facility with a new $75 million ABL credit facility. This refinancing addressed the October 2011 maturity of our old revolving credit facility while providing additional borrowing capacity.

RESULTS OF OPERATIONS – Continuing Operations

Net Sales

Our net sales for the three and nine months ended September 30, 2011 compared to the same periods ended September 30, 2010 are summarized by segment as follows:

	Three Months Ended September 30,				Change Attributable to the Following Factors
	2011	2010	$ Change	% Change	Price / Mix		Volume		Acquisition		Currency Translation
	(dollars in thousands)

Segment:
Protective Packaging	$122,877	$115,860	$7,017	6.1%	$3,258	2.8%	$422	0.4%	$—	—%	$3,337	2.9%
Specialty Packaging	89,118	81,867	7,251	8.9%	2,591	3.2%	(619)	(0.8)%	—	—%	5,279	6.5%

Total	$211,995	$197,727	$14,268	7.2%	$5,849	3.0%	$(197)	(0.1)%	$—	—%	$8,616	4.3%

	Nine Months Ended September 30,				Change Attributable to the Following Factors
	2011	2010	$ Change	% Change	Price / Mix		Volume		Acquisition		Currency Translation
	(dollars in thousands)

Segment:
Protective Packaging	$364,518	$338,858	$25,660	7.6%	$13,768	4.1%	$205	0.1%	$2,339	0.7%	$9,348	2.7%
Specialty Packaging	260,699	236,593	24,106	10.2%	11,167	4.7%	211	0.1%	—	—%	12,728	5.4%

Total	$625,217	$575,451	$49,766	8.6%	$24,935	4.3%	$416	0.1%	$2,339	0.4%	$22,076	3.8%

Segment Net Sales

Volume in the Company’s protective packaging segment was flat for the three and nine months ended September 30, 2011. This was a result of the Company’s growth initiatives in inflatable systems being offset by weaker European volumes, driven in part by weakening economic conditions.

Price/mix for the Company’s protective packaging segment increased net sales by 2.8% and 4.1% for both periods ended September 30, 2011 compared to the same periods in 2010. Price/mix was favorable for both the three and nine months ended September 30, 2011 due to selling price increases implemented for both our North American and European businesses over the last twelve months in response to increased key raw material costs.

Volume in the Company’s specialty packaging segment decreased by 0.8% and was flat for the three and nine months ended September 30, 2011 compared to the same periods of 2010 primarily due to weakness in the European economy.

Price/mix for the Company’s specialty packaging segment increased net sales by 3.2% and 4.7% for the three and nine months ended September 30, 2011 compared to the same periods in 2010. Price/mix was favorable year-to-date due primarily to selling price increases implemented in our flexible packaging business in response to increased key raw material costs.

Gross Margin

Gross margin (defined as net sales less cost of sales, excluding depreciation and amortization), as a percent of net sales, was 19.9% and 20.3% for the three and nine months ended September 30, 2011 compared to 20.5% and 21.0% for the same periods of 2010. These decreases were due to increased key raw material costs partially offset by the impact of selling price increases. The increase in key raw material costs offset by selling price increases resulted in a negative 67 basis point impact on gross margin as a percent of net sales.

Average resin costs in North America for the three and nine month periods ended September 30, 2011 were 11% and 13% higher, respectively, than average resin costs for the same periods in 2010 while average resin costs in Europe were 17% and 22% higher, respectively, than average resin prices for the same periods of 2010, based on their respective market indices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.4 million for the three months ended September 30, 2011 compared to the same period of 2010. This increase was primarily driven by unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation selling, general and administrative expenses for the three months ended September 30, 2011 decreased by approximately $1.7 million.

Selling, general and administrative expenses decreased by $2.3 million for the nine months ended September 30, 2011 compared to the same period of 2010. This decrease was primarily driven by legal expenses and 2010 acquisition related fees not incurred in 2011, partially offset by 2011 unfavorable foreign currency translation, severance expense, and incremental IntelliPack expenses for the full first quarter of 2011 compared to a partial first quarter in 2010. Excluding the impact of unfavorable foreign currency translation, legal expenses, and acquisition related costs, selling, general and administrative expenses for the nine months ended September 30, 2011 decreased $2.4 million compared to the same period in 2010.

Other Operating Expense, net

For the three and nine months ended September 30, 2011, other operating expense, net totaled $3.8 million and $4.2 million, respectively, compared to $3.9 million and $5.3 million, respectively, in the same periods of 2010. We recorded $4.2 million in divestiture costs for the three and nine months ended September 30, 2011. These costs are comprised of legal and due diligence costs in relation to the Company’s planned divestiture of the Hexacomb and Kobusch-Sengewald businesses. We also recorded restructuring charges of $1.1 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively. Restructuring charges were primarily related to consulting expenses. See Note 8 to the unaudited consolidated financial statements for details regarding our restructuring activity.

Depreciation and Amortization Expense

Depreciation and amortization expense increased by $0.6 million and $2.8 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods of 2010, primarily due to the IntelliPack expenses for the full first quarter of 2011 compared to a partial first quarter in 2010 and the impact of unfavorable foreign currency translation.

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

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(dollars in thousands)

Segment:
Protective Packaging	$10,842	$11,063	$(221)	(2.0)%
Specialty Packaging	9,925	7,674	2,251	29.3%

Total segment EBITDA	$20,767	$18,737	$2,030	10.8%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(dollars in thousands)

Segment:
Protective Packaging	$30,893	$27,079	$3,814	14.1%
Specialty Packaging	28,775	27,075	1,700	6.3%

Total segment EBITDA	$59,668	$54,154	$5,514	10.2%

Segment EBITDA for the Protective Packaging segment decreased $0.2 million for the three months ended September 30, 2011 and increased $3.8 million for the nine months ended September 30, 2011 compared to the same periods of 2010. The quarter-to-date decrease was a result of increased key raw material costs, decreased sales volumes partially offset by selling price increases. The year-to-date increase was primarily due to the impact from selling price increases and the impact of the IntelliPack acquisition partially offset by increased key raw material costs and a decrease in sales volumes.

Segment EBITDA for specialty packaging increased by $2.3 million and $1.7 million for the three and nine months ended September 30, 2011 compared to the same periods of 2010. These increases were due to the impact of selling price increases offset by higher key raw material.

Interest Expense, net of interest income

Interest expense net of interest income for the three and nine months ended September 30, 2011 increased $0.7 million and $2.3 million, respectively, compared to the same periods of 2010. The year-to-date increase was primarily driven by unfavorable foreign currency translation and increased interest expense on the Company’s euro denominated debt.

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

Income Tax Expense

Our effective income tax rate was approximately (5.63)% for the nine months ended September 30, 2011, compared to approximately (23.66)% for the nine months ended September 30, 2010. For the nine months ended September 30, 2011 and 2010, the Company’s effective rate differs from the U.S. federal statutory rate of 35% primarily due to the establishment of additional valuation allowances against losses in certain jurisdictions that are not expected to result in future tax benefits.

Net Loss

For the three and nine months ended September 30, 2011, we had a net loss of $29.3 million and $42.0 million, respectively, compared to a net loss of $7.9 million and $23.7 million in the comparable periods of 2010. As discussed herein, the 2011 net loss is mainly the result of key increased raw material costs partially offset by increases in selling prices and increased sales volumes.

Discontinued Operations

As discussed under “Divestitures”, October 3, 2011, we announced the sale of the Hexacomb business to Boise Paper Holdings, L.L.C., for $125 million. We have reflected the results of this business as discontinued operations in the consolidated statements of operations for all periods presented. The assets and liabilities of the Hexacomb business are as current assets and current liabilities held for sale in the consolidated balance sheets as of September 30, 2011 and December 31, 2010.

Income from discontinued operations, net of tax presented in the consolidated statements of income included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	$29,105	$25,954	$85,044	$76,067
Income before income taxes	3,293	2,072	8,707	5,967
Income tax expense	(807)	(763)	(2,684)	(1,984)

Income from discontinued operations, net of tax	$2,486	$1,309	$6,023	$3,983

LIQUIDITY AND CAPITAL RESOURCES

The following table shows our sources and uses of funds related to our continuing operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010:

	Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)

Cash used in operating activities of continuing operations	$(1,992)	$(6,267)
Cash used in investing activities of continuing operations	(28,921)	(36,953)
Cash provided (used) in financing activities	(2,308)	4,241
Effect of foreign exchange rate changes	264	(1,722)

Decrease in cash and cash equivalents of continuing operations	$(32,957)	$(40,701)

Operating Activities. Cash used in operating activities decreased by $4.3 million during the nine months ended September 30, 2011 compared to the same period of 2010. This increase was driven primarily by our improved operating results.

Cash from operating activities of continuing operations is sensitive to raw material costs and the Company’s ability to recover increases in these costs from its customers. Although price increases have typically lagged the underlying change in raw material costs, the Company has historically been able to recover significant increases in underlying raw material costs from its customers over a twelve to twenty-four month period. Future cash from operations is dependent upon the Company’s continued ability to recover increases in underlying raw material increases from its customers.

The Company will have lower cash flows in future periods after the divestiture of Kobusch-Sengewald business during the fourth quarter of 2011. We do not expect the divestiture to have an adverse affect as the expected proceeds from the divestiture to be received will provide additional liquidity as well as the ability to pay down some of our debt which will result in lower interest payment obligations.

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

Investing Activities. Cash used in investing activities totaled $28.9 million for the nine months ended September 30, 2011, a decrease of $8.0 million compared to the same period of 2010. This decrease was primarily the result of the 2010 acquisition of IntelliPack and was partially offset by increased capital expenditures. In February 2010, Pregis acquired all of the stock of IntelliPack for an initial purchase price of $31.5 million and certain escrowed amounts totaling $3.5 million, which was funded with cash-on-hand. In accordance with the terms of the agreement, additional consideration up to a maximum amount of $11.5 million may be payable by Pregis if certain future performance targets are achieved by IntelliPack. As of September 30, 2011 the Company has paid $2.7 million related to this contingency. Capital expenditures totaled $26.5 million in the 2011 period compared to $20.2 million in the 2010 period, driven by investments for capacity expansion in our specialty segment.

Financing Activities. Cash used in financing activities totaled $2.3 million for the nine months ended September 30, 2011 compared to cash provided by financing activities of continuing operations of $4.2 million for the same period in 2010. During 2011, proceeds from the ABL credit facility of $44.9 million were used for repayment of the senior secured credit facility of $43.0 million and $4.8 million in deferred financing fees associated with the ABL credit facility. The decrease between years was primarily related to a $3.3 million decrease in our foreign lines of credit draws.

Our liquidity requirements are significant, primarily due to debt service requirements and capital investment in our businesses. We expect our 2011 capital expenditures to total approximately $30 to $35 million and our 2011 debt service costs to total approximately $40 million. At September 30, 2011, we had cash and cash equivalents of $21.2 million. Our available cash and cash equivalents are held in bank deposits and money market funds. We actively monitor the third-party depository institutions that hold our cash and cash equivalents to ensure safety of principal while achieving a satisfactory yield on those funds. To date, we have experienced no material loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Our primary source of liquidity will continue to be cash flows from operations, existing cash balances, and amounts available to the Company under the ABL credit facility and foreign lines of credit. In addition, given the sale of Hexacomb and Kobusch-Sengewald, we will obtain cash proceeds of $125 million and €160 million ($220 million) less deal expenses some of which will also be used to pay down some of the outstanding ABL facility. In addition, we are still in the process of determining a plan to meet our indenture requirements related to the senior secured notes as well as senior subordinated notes. We believe these transactions and the resulting decrease in our debt will improve our liquidity and cash position.

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

On October 3, 2011, Pregis announced that it had entered into an agreement to sell its Hexacomb business unit, and on October 14, 2011 Pregis announced that it had entered into an agreement to sell its Kobush-Sengewald business unit. The ABL credit facility requires, among other things, that Pregis maintain 25% excess availability immediately following the sales in order to effect each transaction. In order to achieve this threshold, Pregis may be required to prepay borrowings under the ABL credit facility out of the proceeds of such divestitures. Currently, our estimate of the related amount of borrowings required to be paid upon the sale of the Hexacomb business is $2.5 million. This will be exacted on the date of sale using the final borrowing base figures. Further, the sale of these business units will reduce the permitted overadvance amount portion, which are additional borrowings above asset value, of the borrowing base availability to zero.

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

As of September 30, 2011, borrowings under the ABL credit facility totaled $44.9 million, outstanding letters of credit were $6.0 million, and remaining availability was $24.1 million. The Company utilized proceeds from the ABL to pay off and terminate its pre-existing $50 million revolving credit facility. After the Hexacomb divestiture, the Company is expected to pay down its required portion of outstanding ABL credit facility related to the Hexacomb business.

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

The senior subordinated notes mature on October 15, 2013. Interest accrues at a rate of 12 3/8% and is payable semi-annually on April 15 and October 15 of each year. The notes are senior subordinated obligations and rank junior in right of payment to all of Pregis’s senior indebtedness. The senior subordinated notes are guaranteed on a senior subordinated basis by Pregis Holding II and each of Pregis’s current and future domestic subsidiaries. Pregis may redeem some or all of the notes at redemption prices equal to 103.094% of their principal amount (in the 12 months beginning October 15, 2010) and 100% of their principal amount (beginning October 15, 2011).

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

The indentures governing the senior secured notes and the senior subordinated notes provide that proceeds from the sale of assets must be applied in specified manners within 365 days of the date of receipt of proceeds therefrom. Capitalized terms used in this paragraph are as defined in the indentures governing the senior secured notes and senior subordinated notes, as applicable. The indenture governing the senior secured notes provides that, within 365 days of the receipt of the proceeds of the sale of assets, the proceeds must be used to either: (i) repay (x) Indebtedness constituting First Priority Lien Obligations, (y) Indebtedness secured by a Permitted Lien on the assets that were sold (if the assets sold are not Collateral) or (z) Indebtedness of a Restricted Subsidiary of Pregis that is not a Guarantor of the senior secured notes; (ii) purchase or make an investment in Replacement Assets; (iii) repay Pari Passu Debt, provided that Pregis must ratably prepay the senior secured notes, if then prepayable, or make an offer to all holders of senior secured notes in the amount that would otherwise be prepaid if the senior secured notes are not then prepayable; or (iv) any combination of the foregoing. The indenture governing the senior subordinated notes provides that, within 365 days of the receipt of the proceeds of the sale of assets, the proceeds must be used to either: (i) repay Senior Debt (which includes the senior secured notes) or Indebtedness of a Restricted Subsidiary of Pregis that is not a Guarantor of the senior subordinated notes; (ii) purchase or make an investment in Replacement Assets; (iii) repay Pari Passu Debt, provided that Pregis must ratably prepay the senior subordinated notes, if then prepayable, or make an offer to all holders of senior subordinated notes in the amount that would otherwise be prepaid if the senior subordinated notes are not then prepayable; or (iv) any combination of the foregoing. Both indentures provide that pending the final application of any such proceeds of an asset sale, Pregis may temporarily reduce revolving credit borrowings or otherwise invest such proceeds in any manner that is not prohibited by the indentures. Both indentures provide that if the proceeds of a sale of assets are not applied as described above within 365 days of the receipt of the proceeds, or earlier if Pregis elects, Pregis must make an offer to all noteholders and holders of Pari Passu Debt to purchase their debt with the proceeds at a price of 100% of the principal amount of such debt plus accrued and unpaid interest to the date of purchase. The Company is in process of determining how the proceeds of the pending sales of the Hexacomb and the Kobusch-Sengewald businesses as described previously will be used to comply with the terms of the indenture.

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

(2)	all of the capital stock or other securities of Pregis’s and each guarantor’s existing or future direct or indirect domestic subsidiaries and 66% of the capital stock or other securities of Pregis’s and each guarantor’s existing or future direct foreign subsidiaries, but only to the extent that the inclusion of such capital stock or other securities will mean that the par value, book value as carried by us, or market value (whichever is greatest) of such capital stock or other securities of any subsidiary is not equal to or greater than 20% of the aggregate principal amount of the senior secured floating rate notes outstanding.

As of December 31, 2010, the capital stock of the following subsidiaries of Pregis constituted collateral for the senior secured floating rate notes:

	As of December 31, 2010
Name of Subsidiary	Amount of Collateral (Maximum of Book Value and Market Value, Subject to 20% Cap)	Book Value of Capital Stock	Market Value of Capital Stock

Pregis Innovative Packaging Inc.	$60,165,000	$50,300,000	$112,300,000
Hexacomb Corporation	$43,400,000	$43,300,000	$37,200,000
IntelliPack	$38,300,000	$38,300,000	$9,100,000
Pregis (Luxembourg) Holding S.àr.l. (66%)	$17,300,000	$17,300,000	$—
Pregis Management Corporation	$100	$100	$100

As described above, under the collateral agreement, the capital stock pledged to the senior secured noteholders constitutes collateral only to the extent that the par value or market value or book value (whichever is greatest) of the capital stock does not exceed 20% of the aggregate principal amount of the senior secured notes. This threshold is €45,000,000, or, at the December 31, 2010 exchange rate of U.S. dollars to euro of 1.3370:1.00, approximately $60.2 million. As of December 31, 2010, the book value and the market value of the shares of capital stock of Pregis Innovative Packaging Inc. were approximately $50.3 million and $112.3 million, respectively; the book value and the market value of the shares of capital stock of Hexacomb Corporation were approximately $43.3 million and $37.2 million respectively; the book value of and the market value of the shares of capital stock of IntelliPack were approximately $38.3 million and $9.1 million respectively; and the book value and the market value of 66% of the shares of capital stock of Pregis (Luxembourg) Holding S.àr.l. were approximately $17.3 million and $ - million, respectively. Therefore, in accordance with the collateral agreement, the collateral pool for the senior secured floating rate notes includes approximately $60.2 million with respect to the shares of capital stock of Pregis Innovative Packaging Inc. Since the book value and market value of the shares of capital stock of our other domestic subsidiaries and Pregis (Luxemburg) Holdings S.ar.l are each less than the $60.2 million threshold, they are not effected by the 20% clause of the collateral agreement.

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

The following table sets forth the Fixed Charge Coverage Ratio, Consolidated Cash Flow (“Adjusted EBITDA”), Secured Indebtedness Leverage Ratio, Fixed Charges and Secured Indebtedness as of and for the twelve months ended September 30, 2011 and 2010:

(unaudited) (dollars in thousands)	Covenant Measure	Ratios
		Calculated at September 30,
		2011		2010

Fixed Charge Coverage Ratio (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	Minimum of 2.0x	1.9	x	1.88	x
Secured Indebtedness Leverage Ratio	Maximum of 3.0x	0.6	x	0.61	x

Consolidated Cash Flow (“Adjusted EBITDA”)	—	$82,453		$76,616
Fixed Charges (after giving pro forma effect to acquisitions and/or dispositions occurring in the reporting period)	—	$43,194		$40,758
Secured Indebtedness	—	$49,281		$46,945

The Fixed Charge Coverage Ratio is primarily affected by increases or decreases in the Company’s trailing twelve month Consolidated Cash Flow (Adjusted EBITDA) and increases or decreases in the Company’s interest expense (interest expense net of interest income, excluding amortization of deferred financing fees and discount). Interest expense as used in this ratio is primarily affected by changes in interest rates (LIBOR and EURIBOR) and currency translation related to converting euro based interest expense into US dollars. The favorable impact resulting from lower interest rates, for the comparable twelve month periods ending September 30, 2011 and 2010, has been more than offset by the decrease in the Company’s trailing twelve month Consolidated Cash Flow over the same period, resulting in a reduction in the actual ratio. As of September 30, 2011, the Company’s Fixed Charge Coverage Ratio was less than 2:0. As a result the Company’s ability to borrow money was limited to its available debt baskets, including among others a $220 million credit facility basket (which has been used in part in order to incur debt under Pregis’s ABL credit facility), a $25 million general basket, and a $15 million capital lease basket.

Adjusted EBITDA is calculated under the indentures governing our senior secured floating rate notes and senior subordinated notes for the twelve months ended September 30, 2011 and 2010 as follows:

(unaudited)	Twelve Months Ended September 30,
(dollars in thousands)	2011	2010

Net loss of Pregis Holding II Corporation continuing operations	$(64,066)	$(38,921)
Interest expense, net of interest income	50,312	49,529
Income tax (benefit) expense	(4,542)	(10,739)
Depreciation and amortization	46,491	40,988

EBITDA	28,195	40,857

Other non-cash charges (income): (1)
Unrealized foreign currency transaction losses (gains), net	1,547	118
Non-cash stock based compensation expense	2,639	1,681
Non-cash asset impairment charge	18,072	194
Loss on sale leaseback transaction	—	1,837
Net unusual or nonrecurring gains or losses: (2)
Restructuring, severance and related expenses	6,551	5,629
Other unusual or nonrecurring gains or losses	9,236	11,418
Other adjustments: (3)
Amounts paid pursuant to management agreement with Sponsor	2,166	2,508

Pro forma adjusted EBITDA of acquired business (4)	—	1,410
Discontinued operations (5)	14,047	10,964

Adjusted EBITDA (“Consolidated Cash Flow”)	$82,453	$76,616

(1)	Other non-cash charges (income) include (a) net unrealized foreign currency transaction losses and gains, arising principally from the revaluation of our euro-denominated third-party debt and intercompany notes receivable, (b) non-cash compensation expense arising from the grant of Pregis Holding I options, and (c) other non-cash charges that will not result in future cash settlement, such as losses on fixed asset disposals.
(2)	As provided by our indentures, we adjusted for gains or losses deemed to be unusual or nonrecurring, including (a) restructuring, severance and related expenses due to our various cost reduction restructuring initiatives, (b) adjustments for costs and expenses related to acquisition, disposition or equity offering activities and (c) other unusual and nonrecurring charges.
(3)	Our indentures also require us to make adjustments for fees, and reasonable out-of-pocket expenses, paid under the management agreement with AEA Investors LP.
(4)	Our indentures also permit adjustments to net income on a pro forma basis which allow for the inclusion of earnings for acquired businesses as if the acquisition had occurred on the first day of the four-quarter measurement period. In the nine months ended September 30, 2010, we have adjusted for approximately $1.4 million relating to pre-acquisition earnings relating to the acquisition of IntelliPack. There can be no assurance that we will be able to achieve these comparable earning in the future.
(5)	Results of operations for Hexacomb presented as discontinued operations in accordance with ASC 205-20.

Local lines of credit. From time to time, certain of our foreign businesses utilize various lines of credit in their operations. The first subsidiary line of credit allows for borrowing up to a certain percentage of such subsidiary’s specified accounts receivable. As of September 30, 2011 amounts outstanding under this foreign line of credit totaled $4.1 million. The second line of credit only allows for issuance of letters of credit ($3.0 million were outstanding at September 30, 2011) and had availability of $5.1 million as of September 30, 2011.

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

During the third quarter, based on several indicators of impairment including (1) depressed global and regional economic conditions driving lower volume demand and overall sales, (2) raw material prices (i.e., resin) remain at or near historical peak levels, (3) an inability to pass along higher raw material prices to customers, and (4) challenges in achieving planned cost cutting measures, the Company concluded on an interim basis that the goodwill in one of the reporting units in the Protective Packaging segment and goodwill in one of the reporting units in the Specialty Packaging segments may be impaired. Therefore, the Company performed an interim goodwill impairment assessment as of August 31, 2011. The fair value of the Company’s reporting units were estimated primarily using a combination of the income approach and the market approach. The Company used discount rates ranging from 13% to 14% in determining the discounted cash flows for each of the reporting units under the income approach, corresponding to the Company’s cost of capital, adjusted for risk where appropriate. In determining estimated future cash flows, current and future levels of income were considered that reflected business trends and market conditions. Under the market approach, the Company estimated the fair value of the reporting units based on peer company multiples of earnings before interest, taxes, depreciation and amortization (EBITDA). The Company also considered the multiples at which businesses similar to the reporting units have been sold or offered for sale.

The initial step of the Company’s impairment test indicated that the goodwill in the two reporting units tested were impaired. Both the reporting units had estimated fair values that were lower than their carrying values. The fair values of the reporting units were lower than their carrying values by 24% and 30% as of August 31, 2011. The corresponding carrying values of goodwill for these reporting units were $6.9 million and $10.9 million. The Company is in the process of completing Step 2 of the goodwill impairment analysis to measure the impairment losses and expects to complete the analysis during the fourth quarter. Based on the results of the analysis completed as of the date of the issuance of the consolidated financial statements, the Company concluded that it is probable that the entire carrying value of the goodwill in both the reporting units is impaired. Accordingly, based on the Company’s best estimate of the probable impairment loss, the Company recorded an impairment loss of $6.9 million and $10.9 million related to goodwill in the Protective Packaging segment and Specialty Packaging segment, respectively during the third quarter. Any adjustment to the estimated impairment losses based on the completion of the measurement of the impairment losses will be recorded during the fourth quarter.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of September 30, 2011 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PREGIS HOLDING II CORPORATION

Date: November 14, 2011	By:	/s/ D. Keith LaVanway
D. Keith LaVanway
Chief Financial Officer (principal financial officer and principal accounting officer)